Form 10-Q
period 1997-09-30
PEOPLES PREFERRED CAPITAL CORP
filed 1997-11-12
CIK 1042024

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington , D.C. 20549

                                      FORM 10-Q
(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 1997
                                        ------------------------------

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                         ----------------    --------------

                           Commission file number:  0-23131

                        People's Preferred Capital Corporation
                (Exact name of registrant as specified in its charter)

                   Maryland                           95-4642529
         (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

                5900 Wilshire Boulevard, Los Angeles, California 90036
                       (Address of principal executive offices)

                                    (213) 938-6300
                 (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [ ]  NO  [X]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.01 par value                               10,000
    Series A Preferred Shares, $0.01                         1,426,000
             (Class)                                 (Shares outstanding as of
                                                       November 10, 1997

                        PEOPLE'S PREFERRED CAPITAL CORPORATION

                                        INDEX

                                                                        Page No.
PART I   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheet - September 30, 1997                          3

              Statement of Earnings - For the period from
              Inception through September 30, 1997                        3

              Statement of Cash Flows - For the period from
              Inception through September 30, 1997                        3

              Notes to Financial Statements                               4

    Item 2.   Management's Discussion and Analysis                        5

    Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                            5

PART II  OTHER INFORMATION

    Item 1:   Legal Proceedings                                           6

    Item 2:   Changes in Securities                                       6

    Item 3:   Defaults upon Senior Securities                             6

    Item 4:   Submission of Matters to a Vote of Security Holders         6

    Item 5:   Other Information                                           6

    Item 6:   Exhibits and Reports on Form 8-K                            6

                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                              BALANCE SHEET (UNAUDITED)
                                At September 30, 1997
                                (Dollars in thousands)



ASSETS:

    Cash.........................................................  $    --
                                                                    ------
         Total assets............................................  $    --
                                                                    ------
                                                                    ------

LIABILITIES:
     Total liabilities...........................................       --


STOCKHOLDERS' EQUITY:

    Preferred stock, par value $0.01, 4,000,000 shares
     authorized, none issued and outstanding.....................       --
    Common stock, par value $0.01 per share (1); 10,000
     shares authorized and issued and outstanding................       --
                                                                    ------
     Total stockholders' equity..................................       --
                                                                    ------
     Total liabilities and stockholders' equity..................  $    --
                                                                    ------
                                                                    ------


                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                          STATEMENT OF EARNINGS (UNAUDITED)
       For the period from inception (June 19, 1997) through September 30, 1997
                                    (In thousands)



             Net earnings..................................  $     --
                                                               ------
                                                               ------
             Net earnings per common share.................  $     --
                                                               ------
                                                               ------



                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                         STATEMENT OF CASH FLOWS (UNAUDITED)
       For the period from Inception (June 19, 1997) through September 30, 1997
                                    (In thousands)



       Net earnings............................................... $    --
       Cash provided by financing activity; issuance of
        common stock to parent....................................      --
                                                                    ------
       Cash balance at September 30, 1997......................... $    --
                                                                    ------
                                                                    ------

                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  ORGANIZATION

    People's Preferred Capital Corporation (the "Company"), a wholly-owned subsidiary of People's Bank of California (the "Bank"), was incorporated on June 19, 1997 in the State of Maryland.

    The Company intends to invest in mortgage-related and other qualified assets financed by common and preferred stock offerings and expects to generate income for distribution to its future preferred and common stockholders primarily from the net interest income derived from its investments in mortgage-related and other qualified assets. The Company intends to purchase these mortgage-related and other qualified assets primarily from the Bank at the net book value at the date of the transactions. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a real estate investment trust for federal income tax purposes. The Company did not have any operations as of September 30, 1997.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.

NOTE 3:  SUBSEQUENT EVENT

    On October 3, 1997, People's Preferred Capital Corporation commenced its operations upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share.

    The Company used the gross proceeds raised of $35.65 million from the initial public offering of the Series A Preferred Shares and the concurrent contribution of $38.4 million of additional capital by the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans")

                        PEOPLE'S PREFERRED CAPITAL CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    The Company was incorporated under the laws of the State of Maryland for the purpose of investing in mortgage-related assets financed by one or more preferred stock offerings. The Company expects to generate income for distribution to its preferred and common stockholders primarily from the net interest income derived from its investments in mortgage-related assets. The Company intends to purchase these mortgage-related assets primarily from the Bank, although the Company may also acquire mortgage-related assets from unaffiliated third parties. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a real estate investment trust for federal income tax purposes.

    The Company commenced its operations on October 3, 1997, upon consummation of a public offering of 1,426,000 shares of its 9.75% Series A Preferred Shares. At September 30, 1997, the Company had no material liabilities and had not conducted any material operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

                        PEOPLE'S PREFERRED CAPITAL CORPORATION


PART II  OTHER INFORMATION


    ITEM 1:   LEGAL PROCEEDINGS
                   None

    ITEM 2:   CHANGES IN SECURITIES
                   None

    ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
                   None

    ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   None

    ITEM 5:   OTHER INFORMATION
                   None

    ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  The following exhibit is included herein:

                        (27) Financial Data Schedule

              (b)  Reports on Form 8-K:

                       No reports on From 8-K have been filed during the quarter ended September 30, 1997

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEOPLE'S PREFERRED CAPITAL
                                         CORPORATION



                                         /s/ Rudolf P. Guenzel
                                         -------------------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer



                                         /s/ J. Michael Holmes
                                         -------------------------------------
                                         J. Michael Holmes
                                         Executive Vice President and Chief
                                          Financial Officer


Date:  November 12, 1997

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLE'S PREFERRED CAPITAL
                                        CORPORATION


                                        --------------------------------------
                                        Rudolf P. Guenzel
                                        President and Chief Executive Officer



                                        --------------------------------------
                                        J. Michael Holmes
                                        Executive Vice President and Chief
                                         Financial Officer


Date:  November 12, 1997

                                    Exhibit Index


Exhibit No.        Description
-----------        ------------
   27              Financial Data Schedule