Form 10-K405
period 1997-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 1998-03-30
CIK 1042024

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the fiscal year ended                    Commission File
        December 31, 1997                            0-23131

                     People's Preferred Capital Corporation
             (Exact name of registrant as specified in its Charter)

                Maryland                               95-4642529
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                                 (213) 238-6300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: 9.75% Noncumulative Exchangeable Preferred Stock, Series A


--------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         All 10,000 shares of Common Stock were held by People's Bank of California at December 31, 1997; therefore, no Common Stock is held by non-affiliates.

    Documents incorporated by reference              Part of Form 10-K
             in this Form 10-K                       which incorporated
---------------------------------------       -------------------------------
                None                                         --

                                                                                      Page
PART I

Item 1        Business.......................................................            3
Item 2        Properties.....................................................           30
Item 3        Legal Proceedings..............................................           30
Item 4        Submission of Matters to a Vote of Security Holders............           30

PART II

Item 5        Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................           31
Item 6        Selected Financial Data........................................           32
Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................           33
Item 8        Financial Statements and Supplementary Data....................           43
Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................           55

PART III

Item 10       Directors and Executive Officers of the Corporation............           55
Item 11       Executive Compensation.........................................           59
Item 12       Security Ownership of Certain Beneficial Owners
                and Management...............................................           59
Item 13       Certain Relationships and Related Transactions.................           59

PART IV

Item 14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K..........................................           60

                                     PART I

ITEM 1:  BUSINESS

General

         General. People's Preferred Capital Corporation (the "Company") is a Maryland corporation which was incorporated on June 19, 1997 to acquire, hold and manage mortgage assets. The Company is operating in a manner so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997. As a REIT, the Company will generally not be subject to federal income tax on net income and capital gains that it distributes to the holders of its common stock and preferred shares, including the Series A Preferred Shares. The Company is a wholly owned subsidiary of People's Bank of California (the "Bank"), a federal savings bank organized under the laws of the United States. The Bank is a wholly-owned subsidiary of PBOC Holdings, Inc., formerly known as SoCal Holdings, Inc. ("PBOC"), a Delaware corporation and thrift institution holding company. The common stock of PBOC is (i) 60% owned by the Trustees of the Estate of Bernice Pauahi Bishop, also known as Kamehameha Schools Bernice Pauahi Bishop Estate (the "Bishop Estate"), a charitable educational trust established under Hawaii law, (ii) 30% owned by BIL Securities (Offshore) Limited ("BIL Securities"), a wholly-owned subsidiary of Brierley Investments Limited, a New Zealand corporation, and (iii) 10% owned by Arbur, Inc. ("Arbur"), a Delaware corporation. The preferred stock of PBOC is owned approximately (i) 67% by the Bishop Estate, (ii) 24.8% by BIL Securities and (iii) 8.2% by Arbur.

         On October 3, 1997, the Company commenced its operations upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share. All shares of common stock are owned by the Bank. The Series A Preferred Shares are traded on the Nasdaq National Market under the symbol "PPCCP."

         The Company used the gross proceeds raised of $35.7 million from the initial public offering of the Series A Preferred Shares and the concurrent contribution of $38.8 million of additional capital by the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at an aggregate purchase price of $72.1 million. On December 23, 1997, the Company purchased additional Mortgage Loans from the Bank at an aggregate purchase price of $2.6 million.

         The Company's principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments that will generate net income for distribution to stockholders. The Company expects that all of its Mortgage Assets will be acquired from the Bank or purchased from unaffiliated third parties as whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties ("Residential Mortgage Loans") or by multi-family residential and commercial properties (collectively, "Commercial Mortgage Loans"). Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company's Mortgage Assets through December 31, 1997 have been acquired from the Bank. As of December 31, 1997, the Company's Mortgage Assets included 9 loans aggregating $661,000, which were purchased by the Bank from unaffiliated financial institutions and 45 loans aggregating $2.5 million, which were originated by financial institutions which were subsequently acquired by the Bank. With respect to Mortgage Loans which were purchased by the Bank from unaffiliated third parties, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties.

         The Company may also from time to time acquire mortgage-backed securities either issued or guaranteed by agencies of the federal government or government sponsored agencies or issued by third parties (including the Bank) and rated investment grade by at least one nationally recognized independent rating organization and representing interests in or obligations backed by pools of Mortgage Loans ("Mortgage-Backed Securities"). Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multifamily or commercial real estate properties located in the United States. The Company also has the ability to acquire any non-mortgage related securities, in an amount equal to 20% of the value of the Company's total assets ("Other Authorized Investments"), subject to certain diversification limitations imposed by the Code.

         The Company expects that all Mortgage Loans to be acquired by the Company will be whole loans, will represent first lien positions and will be acquired on a basis consistent with general loan sale transactions conducted in the secondary market. Management believes that the Mortgage Loans acquired to date have been, and management currently intends that Mortgage Loans acquired in the future will have been, originated and underwritten in conformity with standards generally applied by the Bank at the time the Mortgage Loans were originated. The Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), in which the Mortgage Loan (i) is delinquent in the payment of principal or interest; (ii) is or was at any time during the preceding 12 months (a) Classified, (b) on Nonaccrual Status, or (c) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.

         Servicing Agreements. The Bank has entered into a servicing agreement with respect to the Commercial Mortgage Loans (the "Commercial Servicing Agreement") pursuant to which it services the Commercial Mortgage Loans held by the Company and receives fees in connection with the servicing of such Commercial Mortgage Loans. In March 1997, the Bank sold the servicing rights with respect to substantially all of its Residential Mortgage Loans, including all of the Residential Mortgage Loans that were included in the initial portfolio, to Temple Inland Mortgage Corporation (the "Servicing Agent"), a Nevada corporation and a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party.

         In connection with the Bank's sale of servicing, the Bank in March 1997 entered into a servicing agreement with the Servicing Agent (the "Residential Servicing Agreement"), pursuant to which the Servicing Agent services substantially all of the Bank's Residential Mortgage Loans. Pursuant to an Assignment, Assumption and Recognition Agreement entered into between the Company, the Bank and the Servicing Agent (the "Residential Assumption Servicing Agreement"), the Servicing Agent services the Residential Mortgage Loans sold by the Bank to the Company, in accordance with the terms of the Residential Servicing Agreement.

         The Servicing Agent is entitled to receive fees in connection with the servicing of such Residential Mortgage Loans. The Residential Servicing Agreement and the Commercial Servicing Agreement are collectively referred to as the "Servicing Agreements." The Bank, in its role as servicer under the Commercial Servicing Agreement and the Servicing Agent, in its role as servicer under the Residential Servicing Agreement, are hereinafter referred to individually as the "Servicer" and collectively as the "Servicers." In addition, the Bank, in its capacity as Servicer under the Commercial Servicing Agreement, may, from time to time, subject to approval of a majority of the Independent Directors, subcontract all or a portion of its obligations thereunder.

         Advisory Agreement. The Company entered into an advisory agreement with the Bank (the "Advisory Agreement") pursuant to which the Bank administers the day-to-day operations of the Company. The Bank in its role as advisor under the terms of the Advisory Agreement is hereinafter referred to as the "Advisor." The Advisor is responsible for, among other things: (i) monitoring the credit quality of Mortgage Assets and Other Authorized Investments held by the Company;
(ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company's Mortgage Assets and Other Authorized Investments; and (iii) representing the Company in its day-to-day dealings with persons to whom the Company interacts. In performing its duties under the Advisory Agreement, the Advisor is required to act in a manner that is consistent with maintaining the Company's qualification as a REIT. The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets and Other Authorized Investments. The Advisor may, with the approval of a majority of the Board of Directors, as well as a majority of the Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Advisor will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisor and its personnel have substantial experience in mortgage finance and in the administration of Mortgage Loans and Other Authorized Investments.

         The Advisory Agreement has an initial term of five years, and will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the

Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either not to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Advisor will be entitled to receive an annual advisory fee equal to $200,000.

         Management. The Company's Board of Directors is composed of seven members, two of whom are Independent Directors. Certain actions by the Company require the prior approval of a majority of Independent Directors. As long as there are only two Independent Directors, any action that requires the approval of a majority of the Independent Directors must be approved by both Independent Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to take into account the interests of the holders of both the Preferred Stock, including the Series A Preferred Shares, and the Common Stock in assessing the benefit to the Company of any proposed action requiring their approval. The Company currently has four officers. The Company has no other employees and does not anticipate that it will require additional employees.

         Additional Investment. The Company may from time to time purchase additional Mortgage Loans, Mortgage-Backed Securities or Other Authorized Investments out of proceeds received in connection with the repayment or disposition of Mortgage Loans, Mortgage-Backed Securities, Other Authorized Investments or the issuance of additional shares of Common Stock or Preferred Stock. Additional shares of Preferred Stock ranking senior to the Series A Preferred Shares may not be issued by the Company without the approval of the holders of at least two-thirds of the outstanding Series A Preferred Shares. Additional shares of Preferred Stock ranking on a parity with the Series A Preferred Shares may not be issued by the Company without the approval of a majority of the Independent Directors. The Company does not currently intend to issue any additional shares of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the sum of the aggregate offering price of such additional Preferred Stock and the Company's expenses (including any underwriting commissions or placement fees) incurred in connection with the issuance of such additional shares of Preferred Stock. The Company anticipates that, prior to its issuance of additional shares of Preferred Stock, it will take into consideration, among other things, the Bank's regulatory capital requirements and an assessment of other available options for raising any necessary capital. The Company currently anticipates that substantially all of the Mortgage Loans that it may acquire in the future will be purchased from the Bank, although the Company may acquire Mortgage Loans from unaffiliated third parties (subject in all cases to satisfaction of the Company's underwriting standards).

Business and Strategy

         General. The Company's principal business objective is to acquire, hold and manage Mortgage Assets that will generate net earnings for distribution to stockholders. In order to preserve its status as a REIT under the Code, substantially all of the assets of the Company will consist of Mortgage Loans, other qualified REIT real estate assets of the type permitted by the Code and Other Authorized Investments.

         Dividend Policy. The Company expects to distribute annually an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to approximately 100% of the Company's "REIT taxable income" (excluding capital gains). In order to remain qualified as a REIT, the Company is required to distribute with respect to each taxable year dividends (other than capital gain dividends) to its stockholders in an aggregate amount at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its federal income tax return for such year and if paid on or before the first regular dividend payment date after such declaration.

         Dividends will be authorized and declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. Because (i) the Mortgage Assets and Other Authorized Investments are interest bearing, (ii) the Series A Preferred Shares represent only approximately 50% of the Company's capitalization and (iii) the Company does not anticipate incurring any indebtedness, the Company currently expects that both its cash available for distribution and its "REIT taxable income" will be in excess of amounts needed to pay dividends on the Series A Preferred Shares, even in the event of a significant drop in interest rate levels. Accordingly, the Company expects that it will, after paying the quarterly dividends on the Series A Preferred Shares, pay dividends to holders of its Common Stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT. There are, however, several limitations that are described in the following paragraph that restrict the Company's ability to pay dividends on the Common Stock.

         First, no cash dividends or other distributions may be paid on the Common Stock unless and until (i) the Company has paid full dividends on the Series A Preferred Shares for the four most recent Dividend Periods (or such lesser number of Dividend Periods during which the Series A Preferred Shares have been outstanding) and has declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the current Dividend Period, and (ii) the terms of all other stock of the Company ranking senior to the Common Stock have been complied with. Second, the Maryland General Corporation law ("MGCL") provides that dividends and other distributions may not be paid by a corporation if, after giving effect to the distribution (i) the corporation would not be able to pay its indebtedness as it becomes due in the usual course of business or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus, unless the articles of incorporation of the corporation permits otherwise (which the Articles of Incorporation of the Company do not), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights on dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

         The Office of Thrift Supervision ("OTS") prompt corrective action regulations prohibit thrift institutions such as the Bank from making "capital distributions" (defined to include a transaction that the OTS or Federal Deposit Insurance Corporation ("FDIC") determines, by order or regulation, to be "in substance a distribution of capital") unless the institution is at least "adequately capitalized" after the distribution. There can be no assurances that either the OTS or the FDIC would not seek to restrict the Company's payment of dividends on the Series A Preferred Shares under this provision if the Bank were to fail to maintain its status as "adequately capitalized." Currently, an institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%. At December 31, 1997, the Bank's total risk-based capital ratio was 11.99%, its Tier 1 risk-based capital ratio was 10.74% and core capital (or leverage) ratio was 5.43%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under the prompt corrective action regulations. However, there can be no assurance that the Bank will be able to maintain such capital levels.

         Each Series A Preferred Share will be exchanged automatically (the "Automatic Exchange") for one newly issued Series A preferred share (the "Bank Preferred Shares") of the Bank, if the appropriate federal regulatory agency directs in writing that an exchange of the Series A Preferred Shares for Bank Preferred Shares occur because (i) the Bank becomes "undercapitalized" under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"), (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming "undercapitalized" in the near term (an "Exchange Event"). In the event of the Automatic Exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that (i) the Bank Preferred Shares would not be redeemable upon the occurrence of a Tax Event and (ii) the Bank Preferred Shares would not be listed on a national stock exchange or national quotation system, and would rank on an equal basis in terms of cash dividend payments and liquidation preference with any shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

         If the Automatic Exchange were to occur, then the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations. In addition, in the event of a liquidation of the Bank, the claims of the Bank's depositors and of its creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares issued pursuant to the Automatic Exchange.

         Under certain circumstances, including any determination that the Bank's relationship to the Company results in an unsafe and unsound banking practice, federal regulatory authorities will have the authority to issue an order that restricts the ability of the Company to make dividend payments to its stockholders.

         Liquidity and Capital Resources. The Company's principal liquidity need is to fund the acquisition of additional Mortgage Loans, Mortgage-Backed Securities or Other Authorized Investments as Mortgage Loans held by the Company are repaid. The acquisition of such additional Mortgage Loans, Mortgage-Backed Securities or Other Authorized Investments will be funded with the proceeds of principal repayments on its portfolio of Mortgage Loans. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of interest and principal on its Mortgage Loan portfolio will provide sufficient funds to meet both operating requirements and payment of dividends by the Company in accordance with the REIT Requirements so as to be taxed as a REIT for the foreseeable future.

        General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

         Residential Mortgage Loans. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $214,600 for one-unit residential loans to $412,450 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of the Company's nonconforming Residential Mortgage Loans is expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

         Each Residential Mortgage Loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single-family (one-to four-unit) residential properties. Residential real estate properties underlying Residential Mortgage Loans consist of individual dwelling units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. All of the Residential Mortgage Loans acquired to date by the Company are fixed rate Mortgage Loans. However, the Company may from time to time acquire adjustable rate Residential Mortgage Loans.

         Commercial Mortgage Loans. The Company may from time to time acquire Commercial Mortgage Loans secured by multi-family properties of five units or more, industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels ("Commercial Properties"). Substantially all of the Commercial Mortgage

Loans that the Company acquired are secured by real estate located in California. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. Commercial Mortgage Loans also may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties, giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Company acquires a Commercial Mortgage Loan secured by such commercial real estate property nor are Commercial Mortgage Loans required to have third party guarantees.

         The credit quality of a Commercial Mortgage Loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the Commercial Mortgage Loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted Commercial Mortgage Loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of Residential Mortgage Loans.

         Mortgage-Backed Securities. The Company may from time to time acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans. The Company intends to acquire only investment grade Mortgage-Backed Securities or those issued or guaranteed by agencies of the federal government or government sponsored agencies. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States. The Company does not intend to acquire any interest-only, principal-only or high-risk Mortgage-Backed Securities. The Company will not be precluded from investing in Mortgage-Backed Securities when the Bank is the sponsor or issuer.

         Other Assets. The Company may invest up to 20% of the total value of its assets in investments other than Residential Mortgage Loans, Commercial Mortgage Loans, Mortgage-Backed Securities eligible to be held by REITs, (i.e., qualified real estate assets under the Code), cash, cash equivalents (including receivables) and government securities. Although the foregoing assets must constitute at least 75% of the value of the REIT's total assets under Section 865(c)(5)(A) of the Code, up to 25% of the value of a REIT's total assets may be comprised of non-mortgage-related securities as defined in the Investment Company Act of 1940 (the "Investment Company Act"). Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code requires that the value of any one issuer's securities (other than those securities included in the 75% test) may not exceed 5% of the total assets (by volume) of the REIT and the REIT may not own more than 10% of the voting securities (other than those securities included in the 75% test) of any one issuer.

Management Policies and Programs.

         General. In administering the Company's Mortgage Assets and Other Authorized Investments, the Advisor has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide administration of the Company and the Advisor with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders, including holders of the Series A Preferred Shares.

         Asset Acquisition and Disposition Policies. The Company anticipates that from time to time it will purchase additional Mortgage Loans from the Bank on a basis consistent with secondary market standards pursuant to the Mortgage Purchase Agreements, although Mortgage Loans may be acquired from unaffiliated third parties, out of proceeds received in connection with the repayment or disposition of Mortgage Loans or the issuance of additional shares of Common Stock and Preferred Stock. The Company anticipates that additional Mortgage Loans purchased from the Bank will be purchased on terms that are substantially identical to those that could be obtained by the Company if such additional Mortgage Loans were purchased from third parties unaffiliated with the Company. The Company has no present plans or intentions to purchase Mortgage Loans from unaffiliated third parties, and no arrangements or procedures are currently in place regarding the purchase of additional Mortgage Loans from unaffiliated third parties. The Company currently anticipates that additional Mortgage Loans acquired by the Company will be of the types described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Portfolio," although if the Bank develops additional Mortgage Loan products, then the Company may purchase such additional types of Mortgage Loans and is not limited as to the amount that may be purchased. The Bank has no current plans with respect to the development of new Mortgage Loan products. In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans that will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as Servicer of any such additional Commercial Mortgage Loans and the Servicing Agent will act as Servicer of any such additional Residential Mortgage Loans. The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company.

         The Company's current policy is not to acquire any Commercial Mortgage Loan that constitutes more than 5.0% of the total book value of the Mortgage Assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), which Mortgage Loan (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) Classified, (b) on Nonaccrual Status or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Mortgage Loans that are in "Nonaccrual Status" are generally loans that are past due 90 days or more in principal or interest, and "Classified" Mortgage Loans are generally troubled loans that are deemed substandard, doubtful or loss with respect to collectibility.

         The Bank's Residential Servicing Agreement with the Servicing Agent provides that the Bank can direct the Servicing Agent to transfer the servicing and disposition functions with respect to all Residential Mortgage Loans that enter Nonaccrual Status back to the Bank. The servicing of properties that become REO automatically will be transferred back to the Bank for the same purpose. The Residential Mortgage Purchase Agreement and the Residential Assumption Servicing Agreement provide for the same treatment with respect to Residential Mortgage Loans sold by the Bank to the Company that become Nonaccrual or REO. Upon receipt of written direction from the Company, the Servicing Agent is required to promptly transfer the servicing for any such Nonaccrual Mortgage Loan to the Bank and automatically will transfer servicing with respect to REO to the Bank. The Bank will charge a servicing fee with respect to the Nonaccrual Mortgage Loans transferred to it by the Company. The Bank then will service and dispose of such properties, as required, on the Company's behalf. The Commercial Mortgage Purchase Agreement and the Commercial Servicing Agreement provide that the Bank will service and handle the disposition of Nonaccrual Commercial Real Estate Loans and REO for the Company.

         Capital and Leverage Policies. To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" (excluding capital gains) and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

         The Company had no debt outstanding at December 31, 1997, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the Independent Directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

         The Company also may issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without first obtaining the consent of holders of at least two-thirds of the outstanding shares of Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without first obtaining the approval of a majority of the Company's Independent Directors. The Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the aggregate offering price of such additional Preferred Stock plus the Company's expenses (including underwriting commissions or placement fees) in connection with the issuance of such additional shares of Preferred Stock. Prior to the issuance of additional shares of Preferred Stock, the Company will take into consideration, among other things, the Bank's regulatory capital requirements and an assessment of other available options for raising any necessary capital.

         Credit Risk Management Policies. The Company expects that each Mortgage Loan acquired in the future will represent a first lien position and will be originated by the Bank or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by the Bank (at the time of origination) for its own account. The Company also expects that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements, which require servicing in conformity with any servicing guidelines promulgated by the Company with respect to Commercial Mortgage Loans and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures. The Bank's Residential Servicing Agreement with the Servicing Agent provides that the Bank can direct the Servicing Agent to transfer the servicing and disposition functions with respect to all Residential Mortgage Loans which enter Nonaccrual Status back to the Bank. The servicing of properties which become REO will automatically be transferred back to the Bank for the same purpose. The Residential Mortgage Purchase Agreement and the Residential Assumption Servicing Agreement provide for the same treatment with respect to Residential Mortgage Loans sold by the Bank to the Company which become Nonaccrual or REO. Upon receipt of written direction from the Company, the Servicing Agent is required to promptly transfer the servicing for any such mortgage loan to the Bank and will automatically transfer servicing with respect to REO to the Bank. The Bank will charge a servicing fee with respect to the Nonaccrual Mortgage Loans transferred to it by the Company. The Bank will then service and dispose of such properties, as required, on the Company's behalf. The Commercial Mortgage Purchase Agreement and the Commercial Servicing Agreement provide that the Bank will service and handle the disposition of Nonaccrual Commercial Real Estate Loans and REO for the Company.

         Conflict of Interest Policies. Because of the nature of the Company's relationship with the Bank and the Servicing Agent, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, the Company's acquisition of Mortgage Loans from, or disposition of Mortgage Loans to, the Bank, foreclosure on defaulted Commercial Mortgage Loans and the modification of the Advisory Agreement or any of the Servicing Agreements. It is the Company's policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the mortgage lending industry. In addition, neither the Advisory Agreement nor any of the Servicing Agreements may be modified or terminated without the approval of a majority of the Independent Directors.

         Conflicts of interest between the Company and the Bank may also arise in connection with making decisions that bear upon the credit arrangements that the Bank may have with a mortgagor under a Mortgage Loan. Conflicts also could arise in connection with actions taken by the Bank as a controlling person in the Company. It is the intention of the Company and the Bank that any agreements and transactions between the Company, on the one hand, and the Bank on the other hand, including without limitation the Mortgage Purchase Agreements and Servicing Agreements, be fair to all parties and are consistent with market terms for such types of transactions. The requirement in the Articles of Incorporation that certain actions of the Company be approved by a majority of the Independent Directors also is intended to ensure fair dealings between the Company and the Bank. There can be no assurance, however, that any such agreement or transaction will be on terms as favorable to the Company as could have been obtained from unaffiliated third parties.

         There are no provisions in the Company's Articles of Incorporation limiting any officer, director, security holder or affiliate of the Company from having any direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding and managing Mortgage Assets. As described herein, it is expected that the Bank will have direct interests in transactions with the Company (including without limitation the sale of Mortgage Assets to the Company); however, no officers or directors of the Company will have any interests in such Mortgage Assets.

         Other Policies. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, officers, directors or other affiliates of the Company. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise. The Company has no present intention of causing the Company to repurchase any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

         The Company is conducting its operations so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the Staff of the Commission, in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in

Qualifying Interests or other real estate-related assets. The assets that the Company may acquire therefore may be limited by the provisions of the Investment Company Act. The Company has established a policy of limiting Other Authorized Investments to no more than 20% of the value of the Company's total assets.

         The Articles of Incorporation provide that the Company shall maintain its status as a reporting company under the Securities and Exchange Act of 1934, as amended ("Exchange Act") for so long as any of the Series A Preferred Shares are outstanding.

         The Company currently intends to make investments and operate its business at all times in such a manner as to be consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause the Board of Directors, subject to approval by a majority of Independent Directors, to determine that it is in the best interests of the Company and its stockholders to revoke its REIT status. Generally, the Code prohibits the Company from electing REIT status for the four taxable years following the year of such revocation.

Servicing

         Residential Mortgage Loan Servicing. In March 1997, the Bank sold the servicing rights with respect to substantially all of the Residential Mortgage Loans held by the Bank at that time, including all of the Residential Mortgage Loans acquired by the Company from the Bank to the Servicing Agent. This sale was predicated upon management's determination that it was costly and inefficient for the Bank to service a varied collection of loan products that it no longer offered. In connection with such sale, the Bank entered into the Residential Servicing Agreement with the Servicing Agent pursuant to which the Servicing Agent services substantially all of the Bank's Residential Mortgage Loans, including all of the Residential Mortgage Loans acquired by the Company from the Bank.

         The Residential Servicing Agreement and the Residential Assumption Servicing Agreement (collectively, the "Residential Servicing Agreements") provide that the Servicing Agent will receive an annual servicing fee with respect to each Residential Mortgage Loan serviced for the Company that shall be equal to the outstanding principal balance of such Residential Mortgage Loans multiplied by a fee of 0.25% (in the case of fixed rate Residential Mortgage Loans (including "7/23 step rate" loans)) and 0.375% (in the case of adjustable rate Residential Mortgage Loans). The Bank's Servicing Agent, Temple Inland Mortgage Corporation, is a Nevada corporation and wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc.

         The Residential Servicing Agreements require the Servicing Agent to service the Company's Residential Mortgage Loans in a manner generally consistent with servicing guidelines promulgated by the Bank (and previously determined to be acceptable to the Servicing Agent) and with FNMA and FHLMC guidelines and procedures and as otherwise set forth in the Residential Servicing Agreements. The Servicing Agent will collect and remit principal and interest payments, administer mortgage, custodial and escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Residential Mortgage Loans it services. The Servicing Agent also will provide accounting and reporting services to the Company for such Residential Mortgage Loans. Additionally the Servicing Agent will assume responsibility for payment of ground rents, taxes, assessments, water rates, mortgage insurance premiums, and other charges that are or may become liens upon the mortgaged property. The Servicing Agent also will be responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Residential Servicing Agreements require the Servicing Agent to follow such collection procedures that are consistent with the Servicing Agent's procedures for servicing mortgage loans comparable to the Residential Mortgage Loans and to exercise the degree of care required by FNMA and FHLMC.

         The Servicing Agent may waive, modify or vary any term of any Residential Mortgage Loan or consent to the postponement of compliance with any such term or in any manner grant indulgence to any borrower if in the Servicing Agent's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Company; provided, however, that the Servicing Agent shall not permit any modification with respect to any Residential Mortgage Loan that would decrease the mortgage interest rate (other than by adjustments required by the terms of the mortgage note), defer or forgive the payment thereof or of any principal or interest payments, reduce the outstanding principal amount (except for actual payments of principal), make future advances or extend the final maturity date on such Residential Mortgage Loan without the Company's prior written consent. However, the Servicing Agent may permit forbearance or allow for suspension of monthly payments if the borrower is in default or the Servicing Agent determines in its reasonable discretion that default is imminent and if the Servicing Agent determines that granting such forbearance or suspension is in the best interest of the Company. The Servicing Agent will use its best efforts, consistent with the procedures that the Servicing Agent would use in servicing loans for its own accounts, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Residential Mortgage Loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments.

         The Bank's Residential Servicing Agreement with the Servicing Agent provides that the Bank can direct the Servicing Agent to transfer the servicing and disposition functions with respect to all Residential Mortgage Loans which become Nonaccrual back to the Bank. The servicing of properties that become REO automatically will be transferred back to the Bank for the same purpose. The Residential Mortgage Purchase Agreement and the Residential Assumption Servicing Agreement provide for the same treatment with respect to Residential Mortgage Loans sold by the Bank to the Company that become Nonaccrual or REO. Upon receipt of written direction from the Company, the Servicing Agent is required to promptly transfer the servicing for any such Nonaccrual Mortgage Loan to the Bank and automatically will transfer servicing with respect to REO to the Bank. The Bank will charge a servicing fee with respect to the Nonaccrual Mortgage Loans transferred to it by the Company. The Bank will then service and dispose of such properties, as required, on the Company's behalf.

         The Residential Servicing Agreements require the Servicing Agent to pay all expenses related to the performance of its duties under such agreements. For advances of reimbursable out-of-pocket costs and expenses, the Servicing Agent generally will be reimbursed out of proceeds related to such Residential Mortgage Loan.

         In connection with any foreclosure proceedings that the Servicing Agent may institute, the Servicing Agent may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Residential Mortgage Loan by operation of law or otherwise in accordance with the terms of the Residential Servicing Agreements. In the event that title to the property securing a Residential Mortgage Loan is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Company with the servicing with respect to such Residential Mortgage Loan to be transferred back to the Company. It is expected that the Bank will service such REO on behalf of the Company.

         The Company may terminate the Residential Servicing Agreements upon the happening of one or more events specified in such Residential Servicing Agreements. Such events generally relate to either (i) the Servicer's proper and timely performance of its duties and obligations under the Residential Servicing Agreements or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company also may terminate the Residential Servicing Agreements without cause but, in such case, would be required to pay a termination fee, which, for the first seven years from June 1, 1997 shall be equal to 1.10% of the aggregate outstanding principal amount of the loans then serviced and, thereafter, 1.0% of the aggregate outstanding principal amount of the loans then serviced. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate, or elect not to renew, the Residential Servicing Agreements without first obtaining the approval of a majority of the Independent Directors.

         As is customary in the mortgage loan servicing industry, the Servicing Agent will be entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Residential Mortgage Loans serviced by it. In addition, the Servicing Agent will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Residential Mortgage Loans serviced by it. The Residential Servicing Agreements require the Servicing Agent to remit to the Company no later than the 18th day of each month (or the next business day if such 18th day is not a business day) all principal and interest collected from borrowers of Residential Mortgage Loans serviced by it during the immediately preceding month.

         When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Servicing Agent generally will enforce any "due-on-sale" clause contained in the Residential Mortgage Loan, to the extent permitted under applicable law and governmental regulations and subject to the Company's prior approval. The terms of a particular Residential Mortgage Loan or applicable law, however, may provide that the exercise of the "due-on-sale" clause is prohibited under certain circumstances. Under such circumstances, the Servicing Agent will negotiate an assumption agreement with the person to whom the mortgaged property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the mortgage note. When an assumption is allowed, the Servicing Agent will be authorized to negotiate a substitution of liability agreement with the person to whom the mortgage property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such person is substituted as mortgagor and becomes liable under the related mortgage note. The Servicing Agent will be authorized to collect and retain such assumption fees as are permitted by the terms of the mortgage loan documents and applicable law. Upon any assumption of a Residential Mortgage Loan by a transferee, a fee equal to a specified percentage of the outstanding principal balance of the Residential Mortgage Loan is typically required, which sum will be retained by the Servicing Agent as additional servicing compensation.

         Commercial Mortgage Loan Servicing. The Bank will service the Commercial Mortgage Loans included in the Initial Portfolio pursuant to the terms of the Commercial Servicing Agreement. The Bank will receive an annual servicing fee with respect to each Commercial Mortgage Loan serviced for the Company which shall equal the outstanding principal balance of such Commercial Mortgage Loans multiplied by a fee of 0.25% to 0.375%.

         The Bank may, from time to time, subject to approval of a majority of the Independent Directors, subcontract all or a portion of its obligations under the Commercial Servicing Agreement. The Bank will not, to the extent it subcontracts any of its obligations under the Commercial Servicing Agreement, be discharged or relieved in any respect from its obligations to the Company to perform thereunder.

         The Commercial Servicing Agreement requires the Bank to service the Company's Commercial Mortgage Loans in a manner generally consistent with procedures and practices customarily employed and exercised by the Bank and with any servicing guidelines promulgated by the Company. The Bank will collect and remit principal and interest payments, administer mortgage, custodial and escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Commercial Mortgage Loans it services. The Bank also will provide accounting and reporting services required by the Company for such Commercial Mortgage Loans. Additionally, for all Commercial Mortgage Loans, the Bank will assume responsibility for payment of taxes and other charges which are or may become a lien upon the mortgaged property. The Bank also will be responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Commercial Servicing Agreement requires the Bank to follow such collection procedures that are consistent with the Bank's procedures for mortgage loans comparable to the Commercial Mortgage Loans held for its own account, including contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Bank may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies. The Bank will use its best efforts, consistent with the procedures that the Bank would use in servicing loans for its own account, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Commercial Mortgage Loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments. The Bank also will use its best efforts to realize upon defaulted Commercial Mortgage Loans in such manner as will maximize the receipt of principal and interest.

         The Commercial Servicing Agreement requires the Bank to pay all expenses related to the performance of its duties under such Servicing Agreement. For advances of reimbursable out of pocket costs and expenses, the Bank generally will be reimbursed prior to the Company out of proceeds related to such Commercial Mortgage Loan. The Bank also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted Commercial Mortgage Loans serviced by it and in connection with the restoration of mortgaged property.

         If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the Bank's expenses in the sale, are less than the outstanding principal balance of the related Commercial Mortgage Loan. The Bank will be responsible to the Company for any loss suffered as a result of its failure to make and pursue timely claims or as a result of actions taken or omissions made by it which cause the policies to be canceled by the insurer.

         In connection with any foreclosure proceedings that the Bank may institute, the Bank may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Commercial Mortgage Loan by operation of law or otherwise in accordance with the terms of the Commercial Servicing Agreement. The Bank will not be permitted under the terms of the Commercial Servicing Agreement to acquire title to any commercial real estate property underlying a Commercial Mortgage Loan or take any action that would cause the Company to be an "owner" or an "operator" within the meaning of certain federal environmental laws, unless it has also previously determined, subject to the approval of the Advisor, based on a report prepared by an independent person who regularly conducts environmental assessments, that (i) the mortgaged property is in compliance with applicable environmental laws or that it would be in the best interests of the Company to take such actions as are necessary to cause the mortgaged property to comply therewith and (ii) there are no circumstances or conditions present at the mortgaged property relating to the use, management or disposal of any hazardous substances, hazardous materials, hazardous wastes or petroleum-based materials for which investigation, testing, monitoring, containment, clean-up or remediation could be required under any federal, state or local law or regulation, or, if any such materials are present for which such action could be required, that it would be in the best interest of the Company to take such actions with respect to the mortgage property.

         The Company may terminate the Commercial Servicing Agreement upon the happening of one or more events specified in such Commercial Servicing Agreement. Such events relate generally to (i) the Bank's proper and timely performance of its duties and obligations under the

Commercial Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company may also terminate the Commercial Servicing Agreement without cause but will be required to pay a termination fee that is competitive with that which is generally payable in the industry, equal to 0.25% of the aggregate outstanding principal amount of the loans then serviced under the Commercial Servicing Agreement. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate or elect not to renew, the Commercial Servicing Agreement without the approval of a majority of the Independent Directors.

         The Bank will be entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Commercial Mortgage Loans serviced by it. In addition, the Bank will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Commercial Mortgage Loans serviced by it. The Commercial Servicing Agreement requires the Bank to remit to the Company no later than the 18th day of each month (or the next business day if such 18th day is not a business day) all principal and interest collected from borrowers of Commercial Mortgage Loans serviced by it on the last day of the immediately preceding month.

         When any mortgage property underlying a Commercial Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any "due-on-sale" clause contained in the Commercial Mortgage Loan, including collection of any mortgage prepayment penalties, to the extent permitted under applicable law, governmental regulations and the loan documents.

Federal Income Tax Considerations

         The following summary of material federal income tax considerations regarding the Offering is based upon current law, is for general information only and is not tax advice. The discussion below is based on existing federal income tax law, which is subject to change, with possible retroactive effect. The discussion below does not address all aspects of taxation that may be relevant in the particular circumstances of each stockholder or to certain types of stockholders (including insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States, except to the extent discussed) subject to special treatment under the federal income tax laws.

         Taxation of the Company.

         General. Commencing with its taxable year ended December 31, 1997, the Company has been organized and is operating in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable Treasury Regulations (the "REIT Requirements" or the "REIT Provisions"), which are the requirements for qualifying as a REIT, commencing with its taxable year ended December 31,

1997. The REIT Requirements are technical and complex. The following discussion sets forth only a summary of the material aspects of those requirements. A REIT generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to stockholders. Such treatment substantially eliminates the federal "double taxation" on earnings (at the corporate and the stockholder levels) that generally results from investment in a corporation.

         Despite the REIT election, the Company may be subject to federal income and excise tax as follows:

                 First, the Company will be taxed at regular corporate rates on any REIT taxable income, including net capital gains, less distributions to stockholders.

                 Second, if the REIT has a net capital gain, the applicable tax will be the lower of: (i) the tax imposed on REIT taxable income computed without regard to net capital gain and the deduction for capital gain dividends, and (ii) a tax on undistributed net capital gains at the rate provided in Section 1201(a) of the Code.

                 Third, under certain circumstances, the Company may be subject to the "alternative minimum tax" on certain of its items of tax preferences, if any.

                 Fourth, if the Company has (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying net income from foreclosure property, it will be subject to tax at the highest corporate rate on such income.

                 Fifth, if the Company has net income from prohibited transactions (which are, in general, certain sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than sales of foreclosure property and sales that qualify for a statutory safe harbor), such income will be subject to a 100% tax.

                 Sixth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but has nonetheless maintained its qualifications as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of the amount by which the Company fails the 75% or 95% test, multiplied by a fraction intended to reflect the Company's profitability.

                 Seventh, if the Company should fail to distribute, or fail to be treated as having distributed, with respect to each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year,
         (ii) 95% of its REIT capital gain net income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

         Organizational Requirements. The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors;
(ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for the REIT Requirements; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons;
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (the "Five or Fewer Test") (as defined in the Code to include private foundations and certain pension trusts and other entities) at any time during the last half of each taxable year; and (vii) meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and
(vi) will not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (vi), certain tax-exempt entities described in Sections 501(c)(17) and 509(a) of the Code or a portion of a trust permanently set aside or used for purposes described in Section 642(c) of the Code, are generally treated as individuals, and the beneficiaries of a pension trust that qualifies under Section 401(a) of the Code and that holds shares of a REIT will generally be treated as holding shares of the REIT in proportion to their actuarial interests in the pension trust. See "--Taxation of United States Stockholders-- Treatment of Tax-Exempt Stockholders."

         In addition, a corporation may not elect to become a REIT unless its taxable year is the calendar year. The Company satisfies this requirement.

         Income Tests. In order to maintain qualification as a REIT, the Company must annually satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments as aforesaid and from dividends, interest and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). Third, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions and gain on the sale or other disposition of real property (apart from involuntary conversions and sales of foreclosure property) held for less than four years from the date of acquisition must represent less than 30% of the Company's gross income (including gross income from prohibited transactions) for each taxable year. The

Taxpayer Relief Act of 1997 repealed the 30-percent gross income test requirement for tax years beginning after August 5, 1997.

         For interest to qualify as "interest on obligations secured by mortgages on real property or on interests in real property," the obligation must be secured by real property having a fair market value at the time of acquisition at least equal to the principal amount of the loan. The term "interest" includes only an amount that constitutes compensation for the use or forbearance of money. For example, a fee received or accrued by a lender which is in fact a charge for services performed for a borrower rather than a charge for the use of borrowed money is not includible as interest; amounts earned as consideration for entering into agreements to make loans secured by real property, although not interest, are otherwise treated as within the 75% and 95% classes of gross income so long as the determination of those amounts does not depend on the income or profits of any person. By statute, the term interest does not include any amount based on income or profits of any person except that the Code provides that (i) interest "based on a fixed percentage or percentages of receipts or sales" is not excluded and (ii) when the REIT makes a loan that provides for interest based on the borrower's receipts or sales and the borrower leases substantially all of its interest in the property securing the loan under one or more leases based on income or profits, only a portion of the contingent interest paid by the borrower will be disqualified as interest.

         Rents received or deemed to be received by the Company will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if certain statutory conditions are met that limit rental income essentially to rentals on investment-type properties. In the event that a REIT acquires by foreclosure, property that generates income that does not qualify as "rents from real property," such income will be treated as qualifying for three years following the taxable year in which the trust acquires the property (which period may be extended by the IRS) so long as (i) all leases entered into after foreclosure generate only qualifying rent, (ii) only limited construction takes place and (iii) within 90 days of foreclosure, any trade or business in which the property is used is conducted by an independent contractor from which the REIT derives no income. In the event the special foreclosure property rule applies to qualify otherwise unqualified income, the net income that qualifies only under the special rule for foreclosure property may be subject to tax, as described above.

         The Company expects to satisfy these requirements.

         Relief Provisions. If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company's failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. As discussed above in "--Taxation of the Company--General," even if these relief provisions were to apply, a tax would be imposed based upon the greater of the amount by which the Company failed either the 75% or 95% gross income test for that year.

         Asset Tests. At the close of each quarter of each taxable year, the Company must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

         After initially meeting the asset tests at the close of any quarter, the Company will not lose its status as a REIT if it fails to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The Company intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take such action within 30 days after the close of any quarter as may be required to cure any noncompliance but no assurance can be given that such asset tests will be met.

         Annual Distribution Requirements. In order to be treated as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) plus (ii) 95% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (B) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute (or is not treated as having distributed) all of its net capital gain or distributes (or is treated as having distributed) at least 95%, but less than 100% of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gains corporate tax rates, as the case may be. For tax years beginning after August 5, 1997, if the Company elects to retain, rather than distribute, its net long-term capital gains and to pay the tax on such gains, then each stockholder must treat a designated amount of undistributed capital gains as long-term capital gains for his tax year in which the last day of the Company's tax year falls. The stockholder, however, is also treated as having paid the capital gains tax imposed on the Company on the designated amounts included in their long-term capital gains and is allowed a credit or refund for the tax deemed paid. The Code permits a stockholder, in certain circumstances, to be treated for tax purposes as having (i) received a distribution in the amount specified in the election and (ii) contributed the amount thereof to the capital of a REIT. In the event the Company fails to distribute 100% of its income and capital gains, the Bank may, but is not obligated to, elect to be so treated. Moreover, if the Company should fail to distribute during each calendar year at least the sum of
(i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirement.

         "REIT taxable income" is the taxable income of a REIT, which generally is computed in the same fashion as the taxable income of any corporation, except that (i) certain deductions are not available, such as the deduction for dividends received, (ii) it may deduct dividends paid (or deemed paid) during the taxable year, (iii) net capital gains and losses are excluded and (iv) certain other adjustments are made.

         It is possible that, from time to time, the Company may not have sufficient cash or other liquid assets to meet the 95% distribution requirement due to timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in calculating the taxable income of the Company. In the event that such an insufficiency or such timing differences occur, in order to meet the 95% distribution requirement the Company may find it necessary to arrange for borrowings or to pay dividends in the form of taxable stock dividends if it is practicable to do so.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Thus, the Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

         Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and will not be permitted to requalify unless it distributes any earnings and profits attributable to the period during which it failed to qualify. In addition, it would be subject to tax on any built-in gains on property held during the period during which it did not qualify if it sold such property within 10 years of requalification. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief.

         Tax Treatment of Automatic Exchange. Upon the occurrence of an Exchange Event, the outstanding Series A Preferred Shares automatically will be exchanged on a one-for-one basis for Bank Preferred Shares. The Automatic Exchange will be a taxable exchange with respect to which each holder of the Series A Preferred Shares will have a gain or loss, as the case may be, measured by the difference between the basis of such holder in the Series A Preferred Shares and the fair market value of the Bank Preferred Shares received in the Automatic Exchange. Provided that such holder's Series A Preferred Shares were held as capital assets for more than 12 months prior to the Automatic Exchange, any gain or loss will be long-term capital gain or loss. Long-term capital losses are deductible, subject to certain limitations. In certain circumstances, holders who are individuals may be entitled, as a result of recently enacted legislation, to preferential treatment for net capital gains in the case of a capital asset that has been held for more than 18 months. The basis of the holder in the Bank Preferred Shares will be the shares' fair market value at the time of the Automatic Exchange.

         Taxation of United States Stockholders.

         Distributions Generally. As long as the Company qualifies as a REIT, distributions to a United States Stockholder up to the amount of the Company's current or accumulated earnings and profits (and not designated as capital gains dividends) will be taken into account as ordinary income and will not be eligible for the dividends-received deduction for corporations. Distributions that are designated by the Company as capital gain dividends will be treated as long-term capital gain (to the extent they do not exceed the Company's actual net capital gain) for the taxable year without regard to the period for which the stockholder has held its stock. However, corporate stockholders may be required to treat up to 20% of certain capital gains dividends as ordinary income, pursuant to Section 291(d) of the Code. A distribution in excess of current or accumulated earnings and profits first will be treated as a tax-free return of capital, reducing the tax basis in the United States Stockholder's Series A Preferred Shares, and a distribution in excess of the United States Stockholder's tax basis in its Series A Preferred Shares will be taxable gain realized from the sale of such shares. Dividends declared by the Company in October, November or December of any year payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the dividend actually is paid by the Company during January of the following calendar year. Stockholders may not claim the benefit of any tax losses of the Company on their own income tax returns.

         The Company will be treated as having sufficient earnings and profits to treat as a dividend any distribution by the Company up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under "--Taxation of the Company--General" and "--Taxation of the Company--Annual Distribution Requirements" above. As a result, stockholders may be required to treat as taxable dividends certain distributions that otherwise would result in tax-free returns of capital. Moreover, any "deficiency dividend" will be treated as a "dividend" (an ordinary dividend or a capital gain dividend, as the case may be), regardless of the Company's earnings and profits.

         Losses incurred on the sale or exchange of Series A Preferred Shares held for less than six months will be deemed a long-term capital loss to the extent of any capital gain dividends received by the selling stockholder with respect to such stock.

         Treatment of Tax-Exempt Stockholders. Distributions from the Company to a tax-exempt employee pension trust or other domestic tax-exempt stockholder generally will not constitute "unrelated business taxable income" ("UBTI") unless the stockholder has borrowed to acquire or carry its Common Stock. Qualified trusts that hold more than 10% (by value) of the shares of certain REITs, however, may be required to treat a certain percentage of such REIT's distributions as UBTI. This requirement will apply only if (i) the REIT would not qualify as such for federal income tax purposes but for the application of the "look-through" exception to the Five or Fewer Test applicable to shares held by qualified trusts and (ii) the REIT is "predominantly held" by qualified trusts. A REIT is predominantly held by qualified trusts if either (i) a single qualified trust holds more than 25% by value of the interests in the REIT or
(ii) one or more qualified trusts, each owning more than 10% by value of the interests in the REIT, hold in the aggregate more than 50% of the interests in the REIT. The percentage of any REIT dividend treated as UBTI is equal to the ratio of (a) the UBTI earned by the REIT (treating the REIT as if it were qualified trust and therefore subject to tax on UBTI) to (b) the total gross income (less certain associated expenses) of the REIT. If the Company were to incur indebtedness to acquire property, the percentage of any REIT dividend treated as UBTI would be increased to reflect any UBTI earned by the Company from "debt-financed property." A de minimis exception applies where the ratio set forth above is less than 5% for any year. For these purposes, a qualified trust is any trust described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code. The provisions requiring qualified trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the Five or Fewer Test without relying upon the "look-through" exception.

         Taxation of Foreign Stockholders. The following is a discussion of certain anticipated U.S. federal income tax consequences of the ownership and disposition of the Company's stock applicable to Non-U.S. Holders of such stock. The discussion is based on current law and is for general information only. The discussion addresses only certain and not all aspects of U.S. federal income taxation.

         Ordinary Dividends. The portion of dividends received by Non-United States Holders payable out of the Company's earnings and profits (which are not attributable to capital gains of the Company and which are not effectively connected with a U.S. trade or business of the NonUnited States Holder) will be subject to U.S. withholding tax at the rate of 30% (unless reduced by treaty). In general, Non-United States Holders will not be considered engaged in a U.S. trade or business solely as a result of their ownership of stock of the Company. In cases where the dividend income from a Non-United States Holder's investment in stock of the Company is (or is treated as) effectively connected with the Non-United States Holder's conduct of a U.S. trade or business, the Non-United States Holder generally will be subject to U.S. tax at graduated rates, in the same manner as a United Sates Stockholder with respect to such dividends (and may also be subject to the 30% branch profits tax in the case of a Non-United States Holder that is a foreign corporation).

         Non-Dividend Distributions. Distributions by the Company that are not dividends out of the earnings and profits of the Company will not be subject to U.S. income or withholding tax. If it cannot be determined at the time a distribution is made whether or not such distribution will be in excess of current and accumulated earnings and profits, then the distribution will be subject to withholding at the rate applicable to dividends. However, the Non-United States Holder may seek a refund of such amounts from the IRS if it is subsequently determined that such distribution was, in fact, in excess of current and accumulated earnings and profits of the Company.

         Capital Gain Dividends. Under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), a distribution made by the Company to a Non-United States Holder, to the extent attributable to gains from dispositions of United States Real Property Interests ("USRPIs") will be considered effectively connected with a U.S. trade or business of the Non-United States Holder and subject to U.S. income tax at the rate applicable to U.S. individuals or corporations, without regard to whether such distribution is designated as a capital gain dividend. Shares of a corporation are treated as USRPIs only if the fair market value of the USRPIs owned by the corporation equals or exceeds 50% of the fair market value of its total assets. If at no time during the five years preceding the sale or exchange of shares in the Company, the Series A Preferred Shares constituted a USRPI, gain or loss on the sale or exchange will not be treated as effectively connected with a U.S. trade or business by reason of FIRPTA. Although ownership of real property in the U.S. is always a USRPI, a loan secured by a mortgage on U.S. real property does not constitute a USRPI unless the amounts payable by the borrower are contingent on the income or receipts of the borrower or the property or otherwise based on the property. The Company believes that it is unlikely that its shares will be USRPIs or that it will derive significant gain from USRPIs, although whether its shares are USRPIs or it derives from USRPIs will depend on the facts as they ultimately develop. If the shares do constitute USRPIs, the Company will be required to withhold tax equal to 35% of the amount of dividends to the extent such dividends constitute USRPI Capital Gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to treaty exemption.

         Disposition of Stock of the Company. Unless the Company's stock constitutes a USRPI, a sale of such stock by a Non-United States Holder generally will not be subject to U.S. taxation under FIRPTA. The stock will not constitute a USRPI if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by NonUnited States Holders. The Company believes that it is, and it expects to continue to be, a domestically controlled REIT, and therefore that the sale of the Company's stock will not be subject to taxation under FIRPTA. Because the Company's stock will be publicly traded, however, no assurance can be given the Company will continue to be a domestically controlled REIT.

         If the Company does not constitute a domestically controlled REIT, a Non-United States Holder's sale of stock generally will still not be subject to tax under FIRPTA as a sale of a USRPI provided that (i) the stock is "regularly traded" (as defined by applicable Treasury regulations) on an established securities market (e.g., the Nasdaq National Market, on which the Series A Preferred Stock traded) and (ii) the selling Non-United States Holder held 5% or less of the Company's outstanding stock at all times during a specified testing period.

         If gain on the sale of stock of the Company were subject to taxation under FIRPTA, the Non-United States Holder would be subject to the same treatment as a United States Stockholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS.

         Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-United States Holder in two cases: (i) if the Non-United States Holder's investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-United States Holder, the Non-United States Holder will be subject to the same treatment as a United States Stockholder with respect to such gain, or (ii) if the Non-United States Holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, the nonresident alien individual will be subject to a 30% tax on the individual's capital gain.

         Information Reporting Requirements and Backup Withholding Tax. The Company will report to its stockholders and the IRS the amount of dividends paid or deemed paid during each calendar year, and the amount of tax withheld, if any.

         United States Stockholders. Under certain circumstances, a United States Stockholder of Series A Preferred Shares may be subject to backup withholding at a rate of 31% on payments made with respect to, or cash proceeds of a sale or exchange of, Series A Preferred Shares. Backup withholding will apply only if the holder (i) fails to furnish the person required to withhold with its Taxpayer Identification Number ("TIN") which, for an individual, would be his or her Social Security Number, (ii) furnishes an incorrect TIN, (iii) is notified by the IRS that it has failed to properly report payments of interest and dividends, or (iv) under certain circumstances, fails to certify, under penalty of perjury, that it has furnished a correct TIN and has not been notified by the IRS that it is subject to backup withholding for failure to report interest and dividend payments. Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. A United States Stockholder should consult with a tax advisor regarding qualification for exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a United States Stockholder will be allowed as a credit against such United States Stockholder's United States federal income tax liability and may entitle such United States Stockholder to a refund, provided that the required information is furnished to the IRS.

         Foreign Stockholders. Additional issues may arise pertaining to information reporting and backup withholding with respect to a Non-United States Holder. A Non-United States Holder should consult with a tax advisor with respect to any such information reporting and backup withholding requirements. Backup withholding with respect to a Non-United States Holder is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a Non-United States Holder will be allowed as a credit against any United States federal income tax liability of such Non-United States Holder. If withholding results in an overpayment of taxes, a refund may be obtained provided that the required information is furnished to the IRS.

         Other Tax Consequences. The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax consequences discussed above. The tax laws of the State of California apply the provisions of the Code relating to REITs with certain modifications which will not have a material beneficial nor adverse effect on the Company's ability to operate as a REIT. Prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Company. In addition, the Taxpayer Relief Act of 1997 includes several provisions which will liberalize certain of the requirements for qualification as a REIT. However, these provisions will have neither a material beneficial nor adverse effect on the Company's ability to operate as a REIT.

ITEM 2:  PROPERTIES

         The Company utilizes office space and conference room facilities located in Los Angeles at 5900 Wilshire Boulevard, Los Angeles, California 90036, the building in which the Bank's principal executive offices are located.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is not involved in any litigation at December 31, 1997. From time to time, the Company expects to be involved in routine litigation arising in the ordinary course of business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (the "Common Stock") and 4,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"), of which 1,426,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 10,000 shares of Common Stock outstanding at December 31, 1997. Accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

         Dividends. Holders of Common Stock are entitled to receive dividends when, as and if authorized and declared by the Board of Directors out of assets legally available therefor, provided that, so long as any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of all series of Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid and any other conditions precedent established under the terms of such series of Preferred Stock have been satisfied. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders. Several limitations exist which may restrict the Company's ability to pay dividends on the Common Stock. See "Item 1.

Business--Business and Strategy--Dividend Policy."

         Voting Rights. Subject to the rights, if any, of the holders of any class or series of Preferred Stock, including the Series A Preferred Shares, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share. All of the issued and outstanding shares of Common Stock are held by the Bank.

         As the holder of all of the outstanding shares of Common Stock of the Company, the Bank will be able, subject to the terms of the Series A Preferred Shares and of any other class or series of stock subsequently issued by the Company, to elect and remove directors, amend the Articles of Incorporation and approve other actions requiring stockholder approval under the MGCL or otherwise.

         Rights Upon Liquidation. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

ITEM 6:  SELECTED FINANCIAL DATA

                                 FINANCIAL DATA
            As of December 31, 1997 and for the Period from inception,
                              June 19, 1997 through
                                December 31, 1997
                             (dollars in thousands)

STATEMENT OF EARNINGS:

Interest income ..........................................         $    1,476

Total revenues ...........................................              1,476

Net earnings .............................................              1,367

BALANCE SHEET:

Mortgage loans, net ......................................             70,423

Total assets .............................................             72,597

Total stockholders' equity ...............................             72,137

OTHER DATA:

Dividends paid on preferred stock ........................                859

Dividends declared on common stock .......................                460

Number of preferred shares outstanding ...................          1,426,000

Number of common shares outstanding ......................             10,000(1)

--------------------

(1) Because the Company's Common Stock is wholly owned by the Bank, income per share data is not presented.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Description of Portfolio

         Information with respect to the Residential Mortgage Loans and the Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 1997. References herein to percentages of Mortgage Loans acquired by the Company refer in each case to the percentage of the aggregate outstanding principal balance of the Mortgage Loans in the Company's Portfolio as of December 31, 1997, based on the outstanding principal balances of such Mortgage Loans as of such date, after giving effect to scheduled monthly payments received and applied on or prior to such date.

         General. As of December 31, 1997, the Portfolio contained 329 Residential Mortgage Loans, representing approximately 82.3% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio, and 74 Commercial Mortgage Loans, representing approximately 17.7% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio. On December 31, 1997, the Mortgage Loans included in the Company's Portfolio had an aggregate outstanding principal balance of $70.7 million.

         Substantially all of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased by the Bank in the ordinary course of its real estate lending activities. Management believes that substantially all of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased in a manner consistent with the underwriting policies of the Bank at the time at which such Mortgage Loans were originated and/or purchased.

         All of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased between June 1972 and September 1997, and had original terms to stated maturity of primarily 15, 20, 25 or 30 years. As of December 31, 1997, the average outstanding principal balance of a Residential Mortgage Loan was $176,724. The weighted average number of months since origination of the Residential Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1997) was approximately 46 months and the weighted average expected remaining maturity was 286 months. The weighted average Loan-to-Value Ratio (defined below) of the Residential Mortgage Loans included in the Company's Portfolio is 67.0%; however, 8.2% of the Residential Mortgage Loans have Loan-to-Value Ratios of greater than 80%. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value at origination of the underlying mortgaged property or (ii) if the Mortgage Loan was made to finance the acquisition of property, the purchase price of the mortgaged property.

         The mortgage notes with respect to most of the Mortgage Loans included in the Company's Portfolio contain "due-on-sale" provisions which prevent the assumption of the Mortgage Loan by a proposed transferee and accelerate the payment of the outstanding principal balance of the Mortgage Loan. With respect to a limited number of Mortgage Loans included in the Company's Portfolio, the mortgage notes permit assumption of the Residential Mortgage Loan provided that the proposed transferee satisfies certain criteria with respect to his ability to repay the Mortgage Loan.

         Each Commercial Mortgage Loan included in the Company's Portfolio was originated and/or purchased by the Bank in the ordinary course of its commercial real estate lending activities. All of the Commercial Mortgage Loans included in the Company's Portfolio were originated and/or purchased between September 1973 and June 1997, and had original terms to stated maturity of between 10 and 30 years. As of December 31, 1997, the average outstanding principal balance of a Commercial Mortgage Loan was $169,382. The weighted average number of months since origination of the Commercial Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1997) was approximately 104 months. As of December 31, 1997, the weighted average Loan-to-Value Ratio of the Commercial Mortgage Loans included in the Company's Portfolio is 55.7%. In addition, as of December 31, 1997, no Commercial Mortgage Loan included in the Company's Portfolio had a Loan-to-Value Ratio greater than 80%.

         Residential Mortgage Loans. The following table sets forth as of December 31, 1997 certain information with respect to each type of Residential Mortgage Loan included in the Company's Portfolio:

                    Type of Residential Mortgage Loan Product

                                                                       Percentage of
                                                                        Residential                               Weighted Average
                                                   Aggregate         Mortgage Loans by      Weighted Average          Expected
                                               Principal Balance    Aggregate Principal      Initial Loan to          Remaining
                   Type                          (In Thousands)           Balance              Value Ratio        Maturity (Months)
---------------------------------------      -------------------  --------------------   --------------------  --------------------
7/23 Step Rate............................         $ 7,518                 12.9%                  79.4%                  300
15 Year Fixed Rate........................           7,358                 12.7                   61.8                   124
30 Year Fixed Rate........................          43,266                 74.4                   72.3                   312
                                                    ------                 -----
         Total............................         $58,142                100.0%                  71.6%                  286
                                                    ------                 -----
                                                    ------                 -----


         The Residential Mortgage Loans included in the Company's Portfolio either bear interest at fixed rates or are "7/23 step rate" loans. The "7/23 step rate" loan has a fixed initial interest rate for the first seven years (i.e., 84 monthly payments) and adjusts once thereafter to a rate which applies for the remaining 23 years (i.e., 276 monthly payments) equal to 150 basis points above the FNMA 30 year commitment rate for delivery as of a date specified in the related mortgage note. The interest rates of the fixed rate Residential Mortgage Loans included in the Company's Portfolio range from 7.00% per annum to 13.5% per annum. The weighted average interest rate of the fixed rate Residential Mortgage Loans included in the Company's Portfolio is approximately 8.20% per annum.

         The following table contains certain additional data with respect to the interest rates of the Residential Mortgage Loans included in the Company's
Portfolio:

                   Interest Rate of Residential Mortgage Loans

                                                                                         Percentage of the
                                                             Aggregate Principal      Company's Portfolio by
                                   Number of Mortgage              Balance              Aggregate Principal
    Current Interest Rate                Loans                 (In Thousands)                 Balance
--------------------------      ----------------------  --------------------------  -------------------------
Up to 7.449%.................               7                    $   792                      1.4%
 7.500% -  7.749%............              90                     20,385                      35.1
 7.750% -  7.999%............              87                     17,564                      30.2
 8.000% -  8.249%............              20                      3,666                       6.3
 8.250% -  8.499%............              11                      2,055                       3.5
 8.500% -  8.749%............              18                      2,411                       4.2
 8.750% -  8.999%............              18                      3,261                       5.6
 9.000% -  9.249%............              14                        984                       1.7
 9.250% -  9.499%............               8                        271                       0.4
 9.500% -  9.749%............               6                        848                       1.5
 9.750% -  9.999%............              10                      1,170                       2.0
10.000% - 10.249%............              10                        945                       1.6
10.250% - 10.499%............               5                        360                       0.6
10.500% - 10.749%............              12                      2,288                       4.0
10.750% - 10.999%............               3                        596                       1.0
11.000% - 11.249%............               1                         50                       0.1
12.000% - 12.249%............               1                         53                       0.1
12.250% - 12.499%............               2                        216                       0.4
12.500% - 12.749%............               2                        114                       0.1
12.750% - 12.999%............               2                         64                       0.1
13.500% - 13.749%............               2                         49                       0.1
                                          ---                     ------                    ------
Total........................             329                    $58,142                     100.0%
                                          ---                     ------                    ------
                                          ---                     ------                    ------


         Substantially all of the Mortgage Loans included in the Company's Portfolio allow the mortgagor to prepay at any time some or all of the outstanding principal balance of the Mortgage Loan without a fee or penalty.

         Commercial Mortgage Loans. The Commercial Mortgage Loans included in the Company's Portfolio consist of loans secured by the Commercial Properties located in California. The borrowers of the Commercial Mortgage Loans included in the Company's Portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities. The outstanding principal balances of the Commercial Mortgage Loans included in the Company's Portfolio ranged from $7,000 to $2.2 million as of December 31, 1997.

         The following table sets forth as of December 31, 1997 certain information with respect to each type of multi-family residential and commercial property underlying each Commercial Mortgage Loan included in the Company's
Portfolio:

                        Type of Commercial Mortgage Loan

                                                          Percentage of
                                                            Commercial                                            Weighted Average
                                        Aggregate       Mortgage Loans by    Weighted Average    Weighted Average      Months
                                    Principal Balance  Aggregate Principal    Initial Loan to    Current Loan to    Remaining to
               Type                   (In Thousands)         Balance          Value Ratio(1)      Value Ratio(2)      Maturity
-------------------------------     ---------------    ------------------   -----------------   ---------------   ---------------
Commercial mortgage-fixed rate
  balloon.........................        $ 5,392               43.0%                68.3%              67.2%            107
Commercial mortgage-fixed rate....          1,594               12.7                 73.1               49.2             123
Multi-family-fixed rate balloon...          2,240               17.9                 51.5               50.3             112
Multi-family-fixed rate...........          3,308               26.4                 73.5               43.5             104
                                          -------               -----
  Total...........................        $12,534              100.0%                68.7%              55.7%            109
                                          -------               -----
                                          -------               -----


------------

(1) Represents the ratio of the outstanding principal amount of each Commercial Mortgage Loan at the time of loan origination or modification, if any, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

(2) Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 1997 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

         Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 60.9% are not fully amortizing and will have significant principal balances or "balloon" payments due upon maturity.

         All of the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio range from 8.50% per annum to 14.75% per annum.

         The following table contains certain additional data as of December 31, 1997 with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio:

                   Interest Rate of Commercial Mortgage Loans

                                                                                  Percentage of the
                                                         Aggregate Principal    Company's Portfolio by
                                       Number of               Balance            Aggregate Principal
        Interest Rate               Mortgage Loans         (In Thousands)               Balance
--------------------------      ---------------------  ----------------------- ------------------------
 8.500% -  8.749%............              1                  $   497                    4.0%
 9.000% -  9.249%............              4                    2,101                    16.8
 9.250% -  9.499%............             18                    2,998                    23.9
 9.500% -  9.749%............             26                    3,484                    27.8
 9.750% -  9.999%............              6                      947                     7.6
10.000% - 10.249%............              7                    1,679                    13.4
10.250% - 10.499%............              1                      130                     1.0
10.500% - 10.749%............              4                      302                     2.4
10.750% - 10.999%............              2                       69                     0.6
11.000% - 11.249%............              2                      166                     1.3
11.500% - 11.749%............              2                      114                     0.9
14.750% - 14.999%............              1                       47                     0.3
                                          --                   ------                  ------
  Total......................             74                  $12,534                  100.0%
                                          --                   ------                  ------
                                          --                   ------                  ------



         Underwriting Standards. The Bank has represented to the Company that all of the Residential Mortgage Loans and Commercial Mortgage Loans acquired by the Company (including those that were originated by unaffiliated third parties) were originated in accordance with the underwriting policy customarily employed by the Bank during the period in which the Residential Mortgage Loans and Commercial Mortgage Loans acquired by the Company were originated.

         Residential Mortgage Loans. The underwriting standards applied at origination of the Residential Mortgage Loans included in the Company's Portfolio were intended to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the underlying mortgaged property as collateral. Generally, each prospective borrower was required to provide a loan application and other supporting documents describing assets and liabilities, the borrower's income and expenses, as well as, to the extent required by applicable state law, an authorization to apply for a credit report which summarized the borrower's credit history with merchants and lenders and any record of bankruptcy.

         For any prospective borrower, an employment verification was obtained from the borrower's employer wherein the employer reported the length of employment with the employer, the employee's current salary, and whether it was expected that the borrower would continue such employment in the future or the borrower submitted such other evidence of employment (such as pay stubs) satisfactory to the Bank. For a self-employed prospective borrower, the borrower generally was required to submit copies of personal and business federal income tax returns for the previous two years. For certain prospective borrowers, the borrower authorized verification of all deposits at financial institutions at which the borrower had demand or savings accounts.

         After the credit report and the employment and deposit verifications were received by the underwriting officer considering the loan application, a determination was made as to whether the prospective borrower had sufficient monthly income available (i) to meet the borrower's monthly obligations on the proposed Residential Mortgage Loan (determined on the basis of the monthly payments due in the year of origination) and other expenses related to the home (such as property taxes and hazard insurance) and (ii) to meet other financial obligations and monthly living expenses. In certain instances, exceptions may have been made to the Bank's underwriting policies (including those applied in originating the Mortgage Loans acquired by the Company) in cases deemed appropriate by its underwriting officers.

         In determining the adequacy of the property as collateral, an appraisal was made of each property considered for financing. Each appraiser was selected in accordance with predetermined guidelines established for appraisers. The appraiser was required to inspect the property and verify that it was in good condition and that construction, if new, had been completed. If the appraiser reported any exceptions to the verification, then the Bank or its agent determined that such property had been substantially completed to its satisfaction. The appraisal was based on the appraiser's judgment of value giving appropriate weight to both the market value of comparable properties and the cost of replacing the property and other factors as appropriate. The Bank's underwriting standards also required a search of the public records relating to a mortgaged property for liens and judgments against such mortgaged property, as well as customary title insurance.

         With respect to Residential Mortgage Loans that were purchased by the Bank, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. All Residential Mortgage Loans acquired by the Company in the future will be originated and/or purchased under substantially similar standards.

         Commercial Mortgage Loans. The loan underwriting procedures and guidelines utilized by the Bank in connection with the origination of the Commercial Mortgage Loans acquired by the Company were intended to assess the value of the related mortgaged property, the ability of such mortgaged property to be used by the borrower or its agents and the financial condition of the borrower, including its ability to service the Commercial Mortgage Loan.

         The underwriting guidelines took into account such factors as suitability of the mortgaged property for its proposed use; the availability, rental rates and relative value of comparable properties in the relevant market area and the anticipated growth or decline in both the immediate and broader geographic areas in which the mortgaged property is located; the current or projected occupancy or leasing ratios, if relevant; the condition and age of the mortgaged property; the management ability of the borrower, including its business experience and financial soundness; and such other economic, demographic or other factors as in the judgment of the Bank might affect the value of the mortgaged property and the ability of the borrower to service the Commercial Mortgage Loan. Each proposal for a Commercial Mortgage Loan was presented to the appropriate lending personnel of the Bank, which analyzed the proposed transaction focusing on economic assumptions and the feasibility of the loan, identified and evaluated potential risks and made a recommendation to approve or disapprove the loan. The proposed transaction was then presented to appropriate credit officers of the Bank for approval.

         After a loan proposal was approved, a loan commitment was issued by the Bank to the proposed borrower, subject to, among other things, an appraisal report and, if deemed appropriate or required, environmental engineering reports. The Bank contracted with approved firms to prepare certain required reports for the account of the Bank.

         With respect to Commercial Mortgage Loans that were purchased by the Bank, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. All Commercial Mortgage Loans acquired by the Company in the future will be originated and/or purchased under substantially similar standards.

         Geographic Distribution. As of December 31, 1997, 100% of the residential real estate properties underlying the Company's Residential Mortgage Loans included in the Company's Portfolio are located in California. Of the Residential Mortgage Loans included in the Company's Portfolio, as of December 31, 1997, approximately 12.2% are secured by real estate located in Northern California and 87.8% are secured by real estate located in Southern California. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, wild fires and mud slides, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

         As of December 31, 1997, all of the commercial mortgaged properties underlying the Company's Commercial Mortgage Loans included in the Company's Portfolio are located in California. Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 4.1% are secured by real estate located in Northern California and 95.9% are secured by real estate located in Southern California. Consequently, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company's current intention to not maintain special hazard insurance to protect against such losses.

         Loan-to-Value Ratios; Insurance. Approximately $6.9 million of the Residential Mortgage Loans included in the Company's Portfolio as of December 31, 1997 had Loan-to-Value Ratios of greater than 80% at the time of origination. Of such Residential Mortgage Loans, at December 31, 1997, approximately $5.5 million were insured under primary mortgage insurance policies. The remaining $1.4 million of such Residential Mortgage Loans at December 31, 1997 included in the Company's Portfolio with Loan-to-Value Ratios at origination of greater than 80% did not require primary mortgage insurance policies because the outstanding principal balances of such loans have been reduced (due to amortization) to levels which are less than 80% of the lesser of
(i) the appraised value at origination and (ii) the purchase price of the mortgaged property (the "Current LTV Ratio"). Residential Mortgage Loans included in the Company's Portfolio with Loan-to-Value Ratios greater than 80% and Current LTV Ratios less than 80% that do not require private mortgage insurance coverage have a weighted average Current LTV Ratio of 67.5% and have a weighted average seasoning since origination (calculated as of December 31, 1997) of 156 months. As of December 31, 1997, not more than approximately 56.9% of the Residential Mortgage Loans that require private mortgage insurance are insured by any one primary mortgage insurance policy issuer. At the time of origination of the Residential Mortgage Loans, each of the primary mortgage insurance policy insurers was approved by FNMA or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each Residential Mortgage Loan in an amount equal to the maximum insurable value of the improvements securing such Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less. If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, such Residential Mortgage Loan also may be covered by a flood insurance policy as required by law. No mortgagor bankruptcy insurance will be maintained by the Company with respect to the Residential Mortgage Loans in the Company's Portfolio, nor will any Residential, Mortgage Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

         A standard hazard insurance policy also is required to be maintained by the mortgagor with respect to each of the Commercial Mortgage Loans included in the Company's Portfolio. If the commercial real estate property securing a Commercial Mortgage Loan is located in a flood zone, such Commercial Mortgage Loan may be covered by a flood insurance policy as required by law. However, as with the Residential Mortgage Loans in the Company's Portfolio, no special hazard insurance or mortgagor bankruptcy insurance will be maintained by the Company with respect to the Commercial Mortgage Loans in the Company's Portfolio.

Financial Condition

         At December 31, 1997, the Company had total assets of $72.6 million. As of such date, an aggregate of $70.4 million or 97.0% of the Company's assets was comprised of its loan receivables portfolio, net of the allowance for loan losses, substantially all of which was acquired from the Bank in connection with the Company's initial public offering completed in October 1997. As of the date of closing of the offering, the Company acquired residential mortgage loans with an aggregate principal balance of $58.3 million and commercial real estate loans with an aggregate principal balance of $13.0 million. A second transaction, in which the Company purchased from the Bank residential mortgage loans with an aggregate principal balance of $2.6 million, was closed on December 23, 1997. At December 31, 1997, due from affiliates, aggregated $1.7 million, accrued interest amounted to $407,000 and the Company had established a general valuation allowance of $253,000. See Note 3 of the Notes to Financial Statements included in Item 8 hereof.

         At December 31, 1997, the Company's total liabilities amounted to $460,000, reflecting the accrued dividends on common stock payable to the Bank following $859,000 of dividends paid on the preferred stock. Stockholders' equity amounted to $72.1 million, after taking into consideration earnings of $1.4 million and aggregate dividend payments and accruals on the common stock and the preferred stock of $1.3 million.

Results of Operations

         The Company reported net earnings of $1.4 million for the year ended December 31, 1997, which reflects operating results from the commencement of the Company's business on October 3, 1997. After payment of $859,000 in dividends on the Company's preferred stock, the Bank's common stock dividends were $460,000 declared in 1997, and an additional $48,000 declared in 1998.

         On October 3, 1997, the Company closed an initial public offering of 1,426,000 shares of its 9.75% Series A Preferred Stock, and acquired mortgage loans from the Bank with an aggregate principal balance of $71.3 million. Total revenues for the year amounted to $1.5 million, which was primarily attributable to interest earned on the Company's portfolio of mortgage loans. The Company also earned $16,000 of interest on deposit accounts.

         Total expenses for the year ended December 31, 1997 amounted to $109,000, of which $50,000 was paid to the Bank as a management fee in accordance with the terms of an advisory agreement between the Company and the Bank. The Bank received $8,000 for servicing the Company's commercial mortgage loans and Temple Inland Mortgage Co., which services the Company's residential mortgage loans, received $38,000.

Liquidity and Capital Resources

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

         The Company's principal liquidity needs are to maintain its current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

         To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 20% of the Company's total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to the Company.

         The Company also may issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock that is or will be senior to the Series A Preferred Shares without obtaining the prior consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the prior approval of a majority of the Company's Independent Directors.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors
People's Preferred Capital Corporation:

We have audited the accompanying statement of financial condition of People's Preferred Capital Corporation as of December 31, 1997, and the related statements of earnings, changes in stockholders' equity, and cash flows for the period from inception, June 19, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on out audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People's Preferred Capital Corporation as of December 31, 1997 and the results of its operations and its cash flows for the period from inception, June 19, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.




                               KPMG PEAT MARWICK LLP

Los Angeles, California
February 20, 1998

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                        STATEMENT OF FINANCIAL CONDITION
                                December 31, 1997
                (Dollars in thousands, except per share amounts)

ASSETS:

Cash and cash equivalents .............................................   $    44
Mortgage loans, net (Note 3) ..........................................    70,423
Due from affiliate (Note 5) ...........................................     1,723
Accrued interest ......................................................       407
                                                                          -------
  TOTAL ASSETS ........................................................   $72,597
                                                                          -------
                                                                          -------
LIABILITIES:

Dividends payable to the Bank (Note 4 and 5) ..........................   $   460
                                                                          -------
  TOTAL LIABILITIES ...................................................       460
                                                                          -------
COMMITMENTS AND CONTINGENCIES .........................................      --

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share, 4,000,000 shares authorized:
Preferred stock series A, issued and outstanding
  1,426,000 shares, liquidation value $35,650                                  14

Common stock, par value $.01 per share, 4,000,000 shares authorized: ..
  10,000 shares issued and outstanding                                       --

Additional paid-in capital ............................................    72,075

Retained earnings .....................................................        48
                                                                          -------
  TOTAL STOCKHOLDERS' EQUITY ..........................................    72,137
                                                                          -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $72,597
                                                                          -------
                                                                          -------

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                              STATEMENT OF EARNINGS
                       For the period from inception, June
                       19, 1997 through December 31, 1997
                             (Dollars in thousands)

REVENUES:
Interest on mortgage loans .................................              $1,460
Interest on deposits .......................................                  16
                                                                          ------
    Total revenues: ........................................               1,476
                                                                          ------

EXPENSES:
Servicing fees .............................................                  46
Management fees (Note 6) ...................................                  50
Professional fees ..........................................                  11
Other ......................................................                   2
                                                                          ------
    Total expenses .........................................                 109
                                                                          ------
    Net earnings ...........................................              $1,367
                                                                          ------
                                                                          ------


See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the period from inception, June 19, 1997 through
                                December 31, 1997
                    (In thousands, except per share amounts)

                                                                         Number of
                                             Number of                    Common
                                         Preferred Shares   Series A     Shares par             Additional                 Total
                                          par value, $.01   Preferred   value, $.01   Common     Paid-in     Retained  Stockholders'
                                             per share        Stock      per share    Stock      Capital     Earnings     Equity
                                         ----------------   ---------   -----------   -------  -----------  ---------  -------------
Balance at June 19, 1997 .............           --       $    --            --     $    --    $      --    $      --   $       --

Issuance of preferred stock, Series A         1,426            14            --          --       33,236           --       33,250

Issuance of common stock .............           --            --            10          --       38,839           --       38,839

Net earnings .........................           --            --            --          --           --        1,367        1,367

Preferred dividends ..................           --            --            --          --           --         (859)        (859)

Common dividends .....................           --            --            --          --           --         (460)        (460)
                                              -----        ------            --        ----     ---------     -------      --------
Balance at December 31, 1997 .........        1,426        $   14            10      $   --    $  72,075     $     48     $ 72,137
                                              -----        ------            --        ----     ---------     --------     ---------
                                              -----        ------            --        ----     ---------     --------     ---------


See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                             STATEMENT OF CASH FLOWS

                       For the period from inception, June
                       19, 1997 through December 31, 1997
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..........................................................   $  1,367

Adjustments to reconcile net earnings to net cash provided by operating activities:
Decrease in accrued interest receivable ...............................        114
Increase in due from affiliates .......................................     (1,723)
                                                                          --------
Net cash provided by operating activities .............................       (242)
                                                                          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans ............................................    (73,952)
Mortgage loan principal repayments ....................................      3,529
Purchase of accrued interest receivable ...............................       (521)
                                                                          --------
Net cash used in investing activities .................................    (70,944)
                                                                          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from preferred stock offering ............................     33,250
Net proceeds from capital contribution from Bank ......................     38,839
Preferred stock dividends paid ........................................       (859)
                                                                          --------
Net cash provided by financing activities .............................     71,230
                                                                          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................         44
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................       --
 CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997 .......................   $     44
                                                                          --------
                                                                          --------
SUPPLEMENTAL SCEHDULE OF NON-CASH FINANCING ACTIVITIES:
Common stock dividends declared and unpaid ............................   $    460



See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         People's Preferred Capital Corporation, (the "Company"), is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring, holding and managing mortgage loans secured by real estate assets. The Company's outstanding common stock is wholly owned by People's Bank of California, a federal savings bank (the "Bank").

         On October 3, 1997, the Company commenced its operations with the consummation of an initial public offering of 1,426,000 shares of the Company's 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $0.01 par value, which raised $33,250,000, net of underwriting and offering expenses of $2,400,000. The Series A Preferred Shares are traded on the Nasdaq National Market. Additional expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $38,839,000 after reimbursement for offering expenses of $426,000 to the Company.

         Each Series A Preferred Share will be exchanged automatically (the "Automatic Exchange") for one newly issued preferred share of the Bank, if the appropriate federal regulatory agency directs that the exchange occur. The instances in which this might occur are as follows: (i) the Bank becomes "undercapitalized" under the prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvements Act of 1991, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal agency anticipates the bank becoming "undercapitalized" in the near future. In the event of the Automatic Exchange, the Bank preferred shares would constitute a new series of preferred shares of the Bank, and would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that (i) the Bank preferred shares would not be listed on a national stock exchange or national quotation system, and would rank on an equal basis in terms of cash dividend payments and liquidation preference with any shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

         The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans at the Bank's carrying value of $71.3 million. The mortgage loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximates their estimated fair values. The Company has entered into a servicing agreement with the Bank and Temple Inland Mortgage Corporation to service the Company's mortgage assets.

         As the Company's common stock is wholly owned by the Bank, earnings per share data is not presented.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Residential  and Commercial Mortgage Loans:

                  Residential and commercial mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. The initial portfolio of loans was purchased from the Bank at its principal amount without adjustment for deferred fees or costs and discounts or premiums due to immateriality. It is the Company's policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts, and deferred fees, net of deferred direct origination costs, associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

                  Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"), a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on
         (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment. The Company reviews its commercial loans individually for impairment. There were no impaired loans included in the Company's loan portfolio at December 31, 1997.

                  Residential and commercial mortgages consist of fixed rate mortgages. The Company's commercial loan portfolio includes fixed rate mortgages which do not fully amortize and have a balloon payment due.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(b)      Gains on the Sale of Loans and Loan Servicing:

                  Gains of losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sale proceeds and the allocated basis of the loans sold. The Company has adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). In accordance with
         SFAS 125, the Company capitalized mortgage servicing rights (MSRs) acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained.
         The total costs of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. The MSRs are included in other assets and as a component of gain on the sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing fees.

                  The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs for the purpose of impairment, is measured using a discounted cash flow analysis based on the Company's estimated net servicing income market prepayment rates and market-adjusted discount rates. Impairment is measured on a disaggregated basis based on predominant risk characteristics of the underlying mortgage loans. The risk characteristics used by the Company for the purpose of capitalization and impairment evaluation include loan type, interest rate tranches, loan term and collateral type. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

                  Gains or losses on sales of servicing assets for which the Company owns the underlying loans are deferred and amortized over the estimated loan lives using the interest method.

(c)      Allowance for Loan Losses:

                  The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic valuation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions.

                  Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(d)      Cash and Cash Equivalents:

                  For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and all other highly liquid debt investments with original maturities of three months or less.

(e)      Income Taxes:

                  The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal income tax to the extent it distributes its income to shareholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. As the Company expects to qualify as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

(f)      Use of Estimates:

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(g)      Year 2000:

                  The Company has received confirmation from its loan servicers that they are addressing compliance with Year 2000 issues. The Company has not incurred any significant expenses to date and does not expect to incur any in conjunction with the Year 2000 problem.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 1997, mortgage loans, net consisted of the following (in thousands):

Single-family mortgage loans .....................................     $ 58,142
Multifamily loans ................................................        5,548
Commercial loans .................................................        6,986
                                                                       --------
                                                                         70,676
Allowance for loan losses ........................................         (253)
                                                                       --------
                                                                       $ 70,423
                                                                       --------
                                                                       --------
The activity in the allowance for loan losses is as follows:

Balance, June 19, 1997 ...........................................     $   --

Purchased allowance from Bank ....................................          253
                                                                       --------
Balance, December 31, 1997 .......................................     $    253
                                                                       --------
                                                                       --------


         As of December 31, 1997, all of the real estate properties underlying the mortgage loans included in the Company's portfolio are located in California. Of the residential mortgage loans included in the Company's portfolio, as of December 31, 1997, approximately 12.2% are secured by real estate located in northern California and 87.8% are secured by real estate located in southern California. Of the multi-family and commercial mortgage loans included in the Company's portfolio, approximately 4.1% are secured by real estate located in northern California and 95.9% are secured by real estate located in southern California.

         Consequently, these mortgage loans may be subject to a greater risk of default than other comparable mortgage loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, wild fires and mud slides, for example) in California that may affect the ability of property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to mortgage loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

         Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends paid during the period from June 19, 1997 to December 31, 1997 to the holders of the Series A Preferred Shares totaled approximately $859,000.

         No cash dividends or other distributions may be paid on common stock unless (i) the Company has paid full dividends on the Series A Preferred Shares for the four most recent dividend periods (or such lesser number of dividend periods during which the Series A Preferred Shares have been outstanding) and has declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the current dividend period, and (ii) the terms of all other stock of the Company ranking senior to the common stock have been complied with.

         Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $460,000 common dividends declared during the period from June 19, 1997 to December 31, 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial mortgage loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $8,000 for the period from October 3, 1997 to December 31, 1997. The Company's residential mortgage loans are serviced by Temple Inland Mortgage Corporation through a subservicing arrangement at the Bank. The loans are serviced in accordance with normal industry practice. The servicing fee is 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the period from October 3, 1997 to December 31, 1997 was $38,064.

         In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The Bank also receives funds due to the Company from Temple Inland Mortgage Corporation via wire transfer and remits them to the Company. The balance of such accounts totaled $1,723,000 at December 31, 1997 and was recorded as due from affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement. At December 31, 1997, trust funds of approximately $5,000, representing escrows advanced by the Company, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. At December 31, 1997 the Company had dividends payable to the Bank of $460,000. This amount was paid on January 14, 1998.

NOTE 6 - MANAGEMENT/ADVISORY FEES

         The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $50,000 were paid to the Bank during 1997.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair value of the Company's financial instruments consisted of the following at December 31, 1997 (Dollars in thousands):

                                      Carrying Amount                  Fair Value
                                 --------------------------       ------------------------
Financial Assets:
Cash and cash equivalents ....         $        44                   $        44
Mortgage loans, net ..........              70,423                        71,134
Due from Affiliate ...........               1,753                         1,753



         The following methods and assumptions were used to estimate the fair value of the each type of financial instrument.

         Cash and cash equivalents - The carrying value approximates the fair value for cash and short-term investments.

         Mortgage loans - For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of commercial real estate loans is estimated by discounting the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity.

         Due from affiliates - The carrying value approximates the fair value for due from affiliates.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The Company's Board of Directors is be composed of seven members, two of whom are Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. These directors will serve until their successors are duly elected and qualified. There is no current intention to alter the number of directors comprising the Board of Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to consider the interests of the holders of both the Common Stock and the Preferred Stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four officers. The Company has no other employees and does not anticipate that it will require additional employees.

The persons who were directors and executive officers of the Company as of December 31, 1997 are as follows:

               Name                     Age(1)             Position and Offices Held
-------------------------------      ----------     -----------------------------------------
Rudolf P. Guenzel                        57         President, Chief Executive Officer and
                                                    Director
Henry Peters                             56         Chairman of the Board of Directors
Gerard Jervis                            50         Director
Robert W. MacDonald                      51         Director
John F. Davis                            51         Director
David S. Honda                           47         Director
J. Michael Holmes                        51         Executive Vice President, Chief Financial
                                                    Officer, Secretary and Director
John T. Wasley                           35         Senior Vice President
Gerald A. Timpone                        48         Vice President

-------------------------

(1)  As of December 31, 1997.

     Set forth below is information with respect to the principal occupations during the last five years of the Company's directors and officers.

         Rudolf P. Guenzel. Mr. Guenzel is President and Chief Executive Officer and a director of the Company, positions he has held since the Company's inception in June 1997. Mr. Guenzel has served as President of PBOC and President, Chief Executive Officer and director of the Bank since March 1995. Mr. Guenzel has over 35 years of banking experience in which he has worked in various disciplines. Mr. Guenzel began his banking career in 1963 in the management training program of Chemical Bank, where he worked in various capacities including Assistant Controller, prior to his departure in 1971. From 1971 through 1989, Mr. Guenzel was employed by European American Bank, starting as head of the Credit Division and working in problem loan resolutions and eventually as the head of the Bank's Operations and Systems Division. In 1991, Mr. Guenzel was hired as President and Chief Executive Officer of BancFlorida and its wholly- owned subsidiary, Banc Florida, FSB. Mr. Guenzel was hired when the company was experiencing serious financial difficulties associated with high non-performing assets attributable to the national recession and local economic conditions. Mr. Guenzel directed the Company's attention to problem asset resolution and returned BancFlorida Financial to profitability by substantially increasing the volume of commercial and consumer loans and the amount of transaction accounts and substantially reducing operating expenses. Mr. Guenzel served as Chief Executive Officer through BancFlorida's merger with First Union Corp. Following the BancFlorida acquisition, Mr. Guenzel worked as a consultant in the area of bank profitability analysis until being approached by the Company.

         Henry Peters. Mr. Peters, a director of the Company, the Bank and PBOC, has served as a trustee of the Bishop Estate, which owns 60% of the common equity of PBOC, since 1984. In addition, he is Chairman of the Board of the Bishop Estate's property and investment management subsidiary, Royal Hawaiian Shopping Center, Inc. From 1978 through 1984, Mr. Peters served as Industrial Division Manager of Dura Constructors, a construction firm located in Honolulu, Hawaii. From 1974 through 1994, Mr. Peters served as a Representative to the House of Representatives of the State of Hawaii and from 1981 through 1986, Mr. Peters served as Speaker of the House.

         Gerard Jervis. Mr. Jervis, a director of the Company, the Bank and PBOC, has served as a trustee of the Bishop Estate since 1994. From 1986 through 1994, Mr. Jervis was partner in the law firm of Jervis, Winer & Meheula located in Kailua, Hawaii.

         Robert W. MacDonald. Mr. MacDonald, a director of the Company and the Bank, is Managing Director of William E. Simon & Sons, a merchant banking firm, where he has been employed since 1991. William E. Simon & Sons has an indirect ownership interest in PBOC through Arbur, Inc. Mr. MacDonald was with Salomon Brothers between 1971 and 1979, at which time he started a financial advisory firm, Catalyst Energy Corporation, a leading developer of independent power facilities. The company went public in 1984 and was sold to an investor group in 1988. Between 1988 and 1991, Mr. MacDonald created a merchant banking corporation, East Rock Partners, which invested in alternative energy products and other projects.

         John F. Davis. Mr. Davis, a director of the Company, is an attorney who specializes in federal and state depository institution law and regulation. Mr. Davis has served as a legal consultant for two local financial institutions since 1993 and 1995, respectively, during which he was actively involved in troubled real estate work-outs, foreclosed real estate disposition and related litigation and, with one of such institutions, a reorganization and recapitalization. During 1991 and 1992, Mr. Davis served as Of Counsel to Griffinger, Freed, Heinemann, Cook & Foreman, San Francisco, California.

         David S. Honda. Mr. Honda, a director of the Company, has since 1980 been President of D.S. Honda Construction, Inc., a general contracting, construction, interior design and space planning firm located in Northridge, California. Mr. Honda has been responsible for the creation or renovation of millions of square feet of commercial real estate in Los Angeles and he is actively involved with economic development and small business organizations generally and with Asian business associations in particular throughout the city. Mr. Honda has been extensively involved with civic and service organizations in the community for many years. His firm has been recognized by local County Boards of Supervisors and Chambers of Commerce. As a result of the Northridge earthquake in 1994, an office building personally owned by Mr. Honda and his wife was severely damaged, resulting in a complete tenant vacancy of the property. Because Mr. Honda was unable to obtain additional financing or an acceptable work-out program on the damaged property, Mr. Honda filed for personal bankruptcy under the federal bankruptcy laws in 1995 which was fully discharged in July 1996.

         J. Michael Holmes. Mr. Holmes is Executive Vice President, Chief Financial Officer and Secretary of the Company, positions he has held since the Company's inception in June 1997. Mr. Holmes became a director of the Company in September 1997. Mr. Holmes has experience in various phases of a financial institution's operations, including asset and liability management, investments, human resources and operations. Mr. Holmes joined BancFlorida, FSB in 1974 as Controller and served in various capacities, culminating as Executive Vice President and Chief Financial Officer in 1985, a position he held through the company's merger with First Union in August 1994. Mr. Holmes also served as Secretary, Treasurer and Chief Financial Officer of BancFlorida between 1985 and August 1994.

         John T. Wasley. Mr. Wasley is the Senior Vice President of the Company, a position he has held since September 1997. He is Senior Vice President of the Bank and manages the Loan Servicing, Commercial Real Estate Lending, Special Assets, Corporate Real Estate and General Services Departments of the Bank. Mr. Wasley joined the Bank in 1992 to establish the Special Assets Department. During his tenure at the Bank, Mr. Wasley has managed the liquidation of $112 million in non-performing assets. Between 1988 and 1992, Mr. Wasley was President of Wedgewood Development Company, which was a Los Angeles-based real estate development company. Between 1984 and 1988, Mr. Wasley was the Chief Financial Officer of Wedgewood Investment Corporation, which is a Los Angeles-based real estate investment firm. Mr. Wasley resigned from the Bank and the Company effective February 13, 1998.

         Gerald A. Timpone. Mr. Timpone is a Vice President of the Company, a position he has held since September 1997. He is also an Assistant Vice President of the Bank and its Compliance Manager and Community Reinvestment Act ("CRA")/Fair Lending Officer. Mr.

Timpone has held such positions with the Bank since May 1992. Prior thereto, from December 1991 to May 1992, Mr. Timpone was Office Manager and Senior Appraiser for Full Service Appraisal Group, San Bernardino, California.

ITEM 11: EXECUTIVE COMPENSATION

         The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors. The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors will receive a fee of $1,000 for attendance (in person or by telephone) at each meeting of the Board of Directors or Committee of the Board. However, multiple fees shall not be paid for two or more meetings attended on the same day.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         As of December 31, 1997, there were 10,000 shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company's outstanding Common Stock as of that date.

                                      Name and Address             Amount and Nature of       Percent of
      Title of Class                 of Beneficial Owner           Beneficial Ownership         Class
-----------------------   ---------------------------------    --------------------------- --------------
Common Stock              People's Bank of California                     10,000                 100%
                          5900 Wilshire Boulevard
                          Los Angeles, California 90036

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial mortgage loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $8,000 for the period from October 3, 1997 to December 31, 1997.

         In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled $381,000 at December 31, 1997 and was included in due from affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement. At December 31, 1997, trust funds of approximately $5,000, representing escrows advanced by the Company, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

         As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. At December 31, 1997 the Company had dividends payable to the Bank of $460,000. This amount was paid on January 14, 1998.

         The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $50,000 were paid to the Bank during 1997.

                                                      PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

                                  Exhibit Index

Exhibit              Description
-------             ---------------
3(a)(i)        Articles of Incorporation of the Company.*

3(a)(ii)       Form of Amended and Restated Articles of Incorporation of the
               Company.**

3(b)           By-laws of the Company.*

4              Specimen of certificate representing Series A Preferred Shares.*

10(a) Form of Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(b) Form of Commercial Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(c) Residential Mortgage Loan Servicing Agreements between the Bank and the Servicing Agent.**

10(d) Form of Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(e)          Form of Advisory Agreement between the Company and the Bank.**

10(f) Form of Assignment, Assumption and Recognition Agreement between the Company, the Bank and the Servicing Agent.**

27             Financial Data Schedule.

------------

* Incorporated by reference to the Registration Statement on Form S-11 (File No. 333- 31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S- 11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on September 8, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the section of 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEOPLE'S PREFERRED CAPITAL CORPORATION

Date:  February 23, 1998     By: /s/ Rudolf P. Guenzel
                                 ---------------------
                                 Rudolf P. Guenzel
                                 President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       Name                                          Date
                      -----                                         -----
/s/ Rudolf P. Guenzel                                          February 23, 1998
------------------------------------------------------
Rudolf P. Guenzel, President, Chief Executive Officer
   and Director
   (Principal Executive Officer)

/s/ Henry Peters
------------------------------------------------------
Henry Peters, Chairman of the Board of Directors
                                                               February 23, 1998

/s/ J. Michael Holmes
------------------------------------------------------
J. Michael Holmes, Executive Vice President, Chief             February 23, 1998
   Financial Officer, Secretary and Director
   (Principal Accounting Officer)

/s/ Gerard Jervis                                              February 23, 1998
------------------------------------------------------
Gerard Jervis, Director


/s/ Robert W. MacDonald                                        February 23, 1998
------------------------------------------------------
Robert W. MacDonald, Director


/s/ John F. Davis                                              February 23, 1998
------------------------------------------------------
John F. Davis, Director


/s/ David S. Honda                                             February 23, 1998
------------------------------------------------------
David S. Honda, Director