Form 10-Q
period 1998-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 1998-05-15
CIK 1042024

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1998

                                          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to _______________


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

     YES  [X ] NO  [  ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value                      10,000
     Series A Preferred Shares, $0.01                1,426,000
              (Class)

                       PEOPLE'S PREFERRED CAPITAL CORPORATION
                       FIRST QUARTER 1998 REPORT ON FORM 10-Q
                                 TABLE OF CONTENTS


                                                                          Page No.
PART I    FINANCIAL INFORMATION                                           --------
     Item 1.   Financial Statements

          Statements of Financial Condition - March 31, 1998
           and December 31, 1997                                             3

          Statement of Earnings - For  the three months ended
           March 31, 1998                                                    4

          Statement of Cash Flows - For the three months ended
           March 31, 1998                                                    5

          Notes to Financial Statements                                      6

     Item 2.   Management's Discussion and Analysis                          7

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                 10

PART II   OTHER INFORMATION

     Item 1:   Legal Proceedings                                            11

     Item 2:   Changes in Securities                                        11

     Item 3:   Defaults upon Senior Securities                              11

     Item 4:   Submission of Matters to a Vote of Security Holders          11

     Item 5:   Other Information                                            11

     Item 6:   Exhibits and Reports on Form 8-K                             11


                       PEOPLE'S PREFERRED CAPITAL CORPORATION
                         STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                       MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                       -----------------------
ASSETS:
     Cash and cash equivalents                          $ 5,322       $    44
     Mortgage loans, (Note 2)                            66,142        70,423
     Due from affiliate                                     669         1,723
     Accrued interest receivable                            411           407
     Other assets                                             9            --
                                                        ---------------------
          TOTAL ASSETS                                  $72,553       $72,597
                                                        ---------------------
                                                        ---------------------

LIABILITIES:

     Dividends payable to the Bank                      $    --       $   460
                                                        ---------------------
          TOTAL LIABILITIES                                  --           460
                                                        ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share,
          4,000,000 shares authorized:
     Preferred stock series A, issued and outstanding
          1,426,000 shares, liquidation value $35,650        14            14
     Common stock, par value $.01 per share, 4,000,000
          shares authorized:
     10,000 shares issued and outstanding                    --            --
     Additional paid-in capital                          72,075        72,075
     Retained earnings                                      464            48
                                                        ---------------------
          TOTAL STOCKHOLDERS' EQUITY                     72,553        72,137
                                                        ---------------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                   $72,553       $72,597
                                                        ---------------------
                                                        ---------------------


See accompanying notes to financial statements.

                       PEOPLE'S PREFERRED CAPITAL CORPORATION
                               STATEMENT OF EARNINGS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


REVENUES:
     Interest on mortgage loans                          $  1,443
     Interest on deposits                                      37
                                                         --------

          Total revenues:                                   1,480
                                                         --------

EXPENSES:
     Servicing fees                                            42
     Management fees                                           50
     Professional fees                                         50
     Other                                                      4
                                                         --------
          Total expenses                                      146
                                                         --------
          Net earnings                                   $  1,334
                                                         --------
                                                         --------


See accompanying notes to financial statements.

                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                              STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $  1,334
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Increase in accrued interest receivable                                (4)
     Decrease in due from affiliates                                     1,054
     Decrease in dividends payable                                        (460)
     Increase in other assets                                               (9)
                                                                      --------
     Net cash provided by operating activities                           1,915
                                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mortgage loan principal repayments                                  4,281
                                                                      --------
     Net cash provided by investing activities                           4,281
                                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid                                       (870)
     Common stock dividends paid                                           (48)
                                                                      --------
     Net cash used in financing activities                                (918)
                                                                      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,278
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            44
                                                                      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  5,322
                                                                      --------
                                                                      --------

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

     The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X,
Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     The financial statements should be read in conjunction with the statement of financial condition and accompanying note thereto as of December 31, 1997 included in the Company's Annual Report on Form 10-K. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

NOTE 2 - MORTGAGE LOANS

     Mortgage loans, net consisted of the following (in thousands):


                                                 March 31, 1998    December 31, 1997
                                                 -----------------------------------
1-4 unit residential mortgage loans                $  54,116         $  58,142
Multi-family and commercial loans, net                12,279            12,534
                                                 -----------------------------------
                                                      66,395            70,676
Allowance for loan losses                               (253)             (253)

                                                 -----------------------------------
     Total residential mortgage loans, net         $  66,142         $  70,423
                                                 -----------------------------------
                                                 -----------------------------------


                        PEOPLE'S PREFERRED CAPITAL CORPORATION


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

STATEMENT OF OPERATIONS:
     Interest income                                      $ 1,480
     Total revenues                                       $ 1,480
     Net earnings                                         $ 1,334

STATEMENT OF CONDITION:
     Mortgage loans, net                                  $66,142
     Total assets                                         $72,553
     Total stockholders' equity                           $72,553
     Average yield on mortgage loans                         8.41%


OVERVIEW

     People's Preferred Capital Corporation's business is to acquire and maintain a real estate loan portfolio. The income from this portfolio will generate net income that must be distributed to the Company's stockholders in order to maintain the tax exempt status as a real estate investment trust. The Company anticipates that it will periodically reinvest loan principal payments into newly acquired real estate loans.

     RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of March 31, 1998 certain information with respect to each type of Residential Mortgage Loan included in the Company's portfolio (dollars in thousands):


                                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT
                                    -----------------------------------------
                                    Principal     Percentage of                     Remaining       Note
          Type                       Balance        Portfolio     Initial LTV         Term          Rate
--------------------------------------------------------------------------------------------------------
7/23 step rate                       $  5,875          10.9%          80.0%            296          7.94%
15 year fixed rate                      6,986          12.9           61.0             130          7.97
30 year fixed rate                     41,255          76.2           76.2             313          8.23
                                     -------------------------------------------------------------------
                                     $ 54,116         100.0%          71.4%            288          8.16%
                                     -------------------------------------------------------------------
                                     -------------------------------------------------------------------


     The Residential Mortgage Loans included in the Company's loan portfolio are either fixed rate loans, or are "7/23 step rate" loans. The "7/23 step rate" loan has a fixed interest rate for the first seven years, and adjusts once thereafter to a rate which applies to the remaining 23 years equal to 150 basis points above the FNMA 30 year commitment rate for delivery as of a date specified in the related mortgage note.

     COMMERCIAL MORTGAGE LOANS. The following table sets forth as of March 31, 1998 certain information with respect to each type of Commercial Mortgage Loan included in the Company's portfolio (dollars in thousands):


                                     Principal   Percentage of       Initial                         Note
          Type                        Balance      Portfolio           LTV            Term           Rate
---------------------------------------------------------------------------------------------------------
Commercial fixed rate
     balloon                         $  5,274           42.9%          69.0%           106           9.42%
Commercial fixed rate                   1,651           13.4           74.0            100          10.12
Multi-family fixed rate
     balloon                            1,677           13.7           58.0            111           9.10
Multi-family fixed rate                 3,677           30.0           67.0            109           9.56
                                     ---------------------------------------------------------------------
                                     $ 12,279          100.0%          67.6%           107           9.51%
                                     ---------------------------------------------------------------------
                                     ---------------------------------------------------------------------

     Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 56.6% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

     All the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The weighted average interest rate of the portfolio at March 31, 1998 is 9.51%.

     The following table schedules residential mortgage loans with past due principal and interest payments at March 31, 1998 (dollars in thousands):


                              Number    Principal Balance   Percent of Portfolio
                              --------------------------------------------------
30 to 59 days past due         1             $  205               0.31%


     At March 31, 1998 there were no non accrual loans in the Company's loan portfolio.

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of March 31, 1998, is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

     At March 31, 1998, the Company had total assets of $72.6 million, unchanged from December 31, 1997. Mortgage loans totaled $66.1 million, or 91.2% of the Company's assets at the end of the quarter, compared to $70.4 million, or 97.0% of total assets, at December 31, 1997. The reduction in loans represented receipt of loan principal repayments. No new loans were purchased in the first quarter.

     At March 31, 1998, the Company had no liabilities. The $460,000 of dividends payable to the Bank at December 31, 1997, was paid during the first quarter. Additionally, preferred stock dividends of $870,000 and common stock dividends of $48,000 were both declared and paid during the first quarter of 1998.

RESULTS OF OPERATIONS

     The Company reported net interest income of $1.4 million for the three-month period ended March 31, 1998. Expenses of $146,000 for the period included $42,000 in servicing fees, $50,000 in management fees paid to the Bank, and $54,000 in professional and other expenses. After deduction of total expenses, net earnings totaled $1.3 million. When compared to the preceding quarter ended December 31, 1997, net interest income was virtually unchanged, while expenses increased $37,000, principally as a result of professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain its current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The Company has not had and does not anticipate having any material capital expenditures.

     To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt in excess of 20% of the Company's total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

     ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None

     ITEM 5:   OTHER INFORMATION
                    None

     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  The following exhibit is included herein:

                         (27) Financial Data Schedule

               (b)  Reports on Form 8-K:

                         No reports on From 8-K have been filed during the quarter ended March 31, 1998

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

                                       PEOPLE'S PREFERRED CAPITAL CORPORATION

                                       /s/ Rudolf P. Guenzel
                                       -------------------------------------
                                       Rudolf P. Guenzel
                                       President and Chief Executive Officer



                                       /s/ J. Michael Holmes
                                       -------------------------------------
                                       J. Michael Holmes
                                       Executive Vice President and Chief
                                        Financial Officer


Date:  May 15, 1998

                                    EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

    27          Financial Data Schedule