Form 10-Q
period 1998-06-30
PEOPLES PREFERRED CAPITAL CORP
filed 1998-08-12
CIK 1042024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1998
                                           ---------------------
                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from             to
                                           ------------    -------------

                         Commission file number: 0-23131

                     People's Preferred Capital Corporation
             (Exact name of registrant as specified in its charter)

                 Maryland                               95-4642529
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

             5900 Wilshire Boulevard, Los Angeles, California 90036
                    (Address of principal executive offices)

                                 (213) 938-6300
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES /X/    NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value                           10,000
   Series A Preferred Shares, $0.01                         1,426,000
                (Class)

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     SECOND QUARTER 1998 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition - June 30, 1998
                  and December 31, 1997                                                 3

                  Statements of Earnings - For the three and six months ended
                  June 30, 1998                                                         4

                  Statement of Cash Flows - For the six months ended
                  June 30, 1998                                                         5

                  Notes to Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of  Operations
                                                                                        7

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


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)

                                                                              JUNE 30,  DECEMBER 31,
                                                                                1998       1997
                                                                             ---------- ------------
ASSETS:
  Cash and cash equivalents                                                     $ 3,783    $    44
  Mortgage loans, net (Note 2)                                                   68,165     70,423
  Due from affiliate                                                                688      1,723
  Accrued interest receivable                                                       389        407
  Other assets                                                                        5         --
                                                                              ---------    --------
    Total assets                                                                $73,030    $72,597
                                                                              ---------    --------
                                                                              ---------    --------
LIABILITIES:
  Dividends payable to the Bank                                                    --      $   460
                                                                              ---------    --------
    Total liabilities                                                              --          460
                                                                              ---------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, par value $.01 per share, 4,000,000
    shares authorized:
  Preferred stock series A, issued and outstanding
    1,426,000 shares, liquidation value $35,650                                      14         14
  Common stock, par value $.01 per share, 4,000,000
     shares authorized:
  10,000 shares issued and outstanding                                               --         --
  Additional paid-in capital                                                     72,075     72,075
  Retained earnings                                                                 941         48
                                                                              ---------    --------
    Total stockholders' equity                                                   73,030     72,137
                                                                              ---------    --------
    Total liabilities and stockholders' equity                                  $73,030    $72,597
                                                                              ---------    --------
                                                                              ---------    --------

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                For the three and six months ended June 30, 1998
                             (Dollars in thousands)

                                                              Three Months                Six Months
                                                                 Ended                      Ended
                                                              June 30, 1998             June 30, 1998
                                                              -------------             -------------
REVENUES:
  Interest on mortgage loans                                       $  1,376                  $  2,819
  Interest on deposits                                                   78                       115
                                                              -------------             -------------
    Total revenues:                                                   1,454                     2,934
                                                              -------------             -------------
EXPENSES:
  Servicing fees                                                         44                        86
  Management fees                                                        50                       100
  Professional fees                                                       8                        58
  Other                                                                   7                        11
                                                              -------------             -------------
    Total expenses                                                      109                       255
                                                              -------------             -------------
    Net earnings                                                   $  1,345                  $  2,679
                                                              -------------             -------------
                                                              -------------             -------------

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 1998
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $  2,679
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Decrease in accrued interest receivable                                            18
  Decrease in due from affiliates                                                 1,035
  Decrease in dividends payable                                                    (460)
  Increase in other assets                                                           (5)
                                                                             -----------
Net cash provided by operating activities                                          3,267
                                                                             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Loan purchases                                                                 (8,144)
  Mortgage loan principal repayments                                             10,402
                                                                             -----------
  Net cash provided by investing activities                                       2,258
                                                                             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Preferred stock dividends paid                                                 (1,738)
  Common stock dividends paid                                                       (48)
                                                                             -----------
  Net cash used in financing activities                                          (1,786)
                                                                             -----------
Net increase in cash and cash equivalents                                         3,739
Cash and cash equivalents at beginning of period                                     44
                                                                             -----------
Cash and cash equivalents at end of period                                     $  3,783
                                                                             -----------
                                                                             -----------

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

         People's Preferred Capital Corporation, (the "Company"), is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring and holding mortgage loans secured by real estate assets. The Company's outstanding common stock is wholly owned by People's Bank of California, a federal savings bank (the "Bank").

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the statement of financial condition and accompanying notes thereto as of December 31, 1997 included in the Company's Annual Report on Form 10-K. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

NOTE 2 - MORTGAGE LOANS, NET
----------------------------

         Mortgage loans, net consisted of the following (in thousands):

                                                                             June 30, 1998           December 31, 1997
                                                                           -----------------         -----------------
1-4 unit residential mortgage loans                                              $ 56,277                $ 58,142
Multi-family and commercial loans                                                  12,141                  12,534
                                                                           -----------------         -----------------
                                                                                   68,418                  70,676
Allowance for loan losses                                                            (253)                   (253)
                                                                           -----------------         -----------------
  Total residential mortgage loans, net                                          $ 68,165                $ 70,423
                                                                           -----------------         -----------------
                                                                           -----------------         -----------------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT OF OPERATIONS:                                       Three Months              Six Months
                                                                  Ended                     Ended
                                                               June 30, 1998             June 30, 1998
                                                               -------------             -------------
   Interest income on loans                                       $  1,376                 $   2,819
   Total revenues                                                    1,454                     2,934
   Net earnings                                                      1,345                     2,679

STATEMENT OF CONDITION:
Mortgage loans, net                                                                        $  68,165
   Total assets                                                                               73,030
   Total stockholders' equity                                                                 73,030
   Average yield on mortgage loans                                                             8.28%

Overview

         People's Preferred Capital Corporation's business is to acquire and maintain a real estate loan portfolio. The income from this portfolio generates net earnings that must be distributed to the Company's stockholders in order to maintain tax exempt status as a real estate investment trust. The Company anticipates that it will periodically reinvest excess cash from loan principal payments into real estate loans.

         Residential Mortgage Loans. The following table sets forth as of June 30, 1998 certain information with respect to each type of Residential Mortgage Loan included in the Company's portfolio (dollars in thousands):

Type of Residential Mortgage Loan Product

                                                                             Remaining
                            Principal       Percentage of                       Term            Note
    Type                     Balance          Portfolio      Initial LTV    (in months)         Rate
-------------------------------------------------------------------------------------------------------
7/23 step rate              $ 4,440              7.9%          80.0%            293             7.89%
15 year fixed rate            6,491             11.5           61.0             120             7.98
30 year fixed rate           45,346             80.6           70.0             314             8.04
                            ---------------------------------------------------------------------------
                            $56,277            100.0%          69.5%            290             8.02%
                            ---------------------------------------------------------------------------
                            ---------------------------------------------------------------------------

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

         Commercial Mortgage Loans. The following table sets forth as of June 30, 1998 certain information with respect to each type of Commercial Mortgage Loan included in the Company's portfolio (dollars in thousands):

                                                                         Remaining
                             Principal        Percentage    Initial        Term           Note
         Type                 Balance         of Portfolio    LTV       (in months)       Rate
-----------------------------------------------------------------------------------------------------------
Commercial fixed rate
   balloon                     $ 5,350           44.1%        68.0%          101            9.44%
Commercial fixed rate            1,517           12.5         75.0           104           10.07
Multi-family fixed rate
   balloon                       2,230           18.4         51.0           106            8.98
Multi-family fixed rate          3,044           25.0         74.0           107            9.73
                               ----------- --------------- ------------ -------------- ----------
                               $12,141          100.0%        68.6%          104            9.51%
                               ----------- --------------- ------------ -------------- ----------
                               ----------- --------------- ------------ -------------- ----------

         Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 62.5% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The weighted average interest rate of the portfolio at June 30, 1998 is 9.51%.

         The following table schedules residential mortgage loans with past due principal and interest payments at June 30, 1998 (dollars in thousands):

                                                 Number               Principal Balance        Percent of Portfolio
                                        ------------------------- -------------------------- -------------------------
30 to 59 days past due                               2                     $   277                     0.50%


         The following table schedules commercial mortgage loans with past due principal and interest payments at June 30, 1998 (dollars in thousands):

                                                 Number               Principal Balance        Percent of Portfolio
                                        ------------------------- -------------------------- -------------------------
60 to 89 days past due                               1                    $     43                     0.40%


         At June 30, 1998 there were no non accrual loans in the Company's loan portfolio.

Allowance for loan losses

         The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of June 30, 1998, is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

Financial Condition

         At June 30, 1998, the Company had total assets of $73.0 million, an increase of $433,000 from December 31, 1997. Mortgage loans totaled $68.2 million, or 93.3% of the Company's assets at the end of the quarter, compared to $70.4 million, or 97.0% of total assets, at December 31, 1997. The reduction in loans represented receipt of loan principal repayments. During the first six months of 1998, the Company purchased eight single family residential loans with an aggregate principal balance of $8.1 million.

         At June 30, 1998, the Company had no liabilities. The $460,000 of dividends payable to the Bank at December 31, 1997, was paid during the first quarter. Additionally, preferred stock dividends of $1.7 million and common stock dividends of $48,000 were both declared and paid during the first six months of 1998.

Results of Operations

         The Company reported revenues of $1.4 million for the three-month period ended June 30, 1998. Expenses totaled $109,000 for the same period, including $44,000 in servicing fees, $50,000 in management fees paid to the Bank, and $15,000 in professional and other expenses. After deduction of total expenses, net earnings totaled $1.3 million. When compared to the preceding quarter ended March 31, 1998, revenues were virtually unchanged, while expenses decreased $37,000, principally relating to professional expenses. Revenues were $2.9 million for the six months ended June 30, 1998. Expenses of $255,000 for the period included $86,000 in servicing fees, $100,000 in management fees paid to the Bank and $69,000 in professional and other expenses. Net earnings were $2.7 million for the six months ended June 30, 1998.

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

         The Company also may issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time. The Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the prior approval of a majority of the Company's Independent Directors.

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

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

         ITEM 5:  OTHER INFORMATION
                         None

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  The following exhibit is included herein:

                                (27) Financial Data Schedule

                   (b)  Reports on Form 8-K:

                                No reports on From 8-K have been filed during the quarter ended June 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEOPLE'S PREFERRED CAPITAL CORPORATION

                             /s/ Rudolf P. Guenzel
                             ----------------------------------------
                             Rudolf P. Guenzel
                             President and Chief Executive Officer




                             /s/ J. Michael Holmes
                             ----------------------------------------
                             J. Michael Holmes
                             Executive Vice President and Chief
                               Financial Officer

Date: August 10, 1998

                                  Exhibit Index

Exhibit No.                Description
-----------                -----------

     27           Financial Data Schedule