Form 10-Q
period 1998-09-30
PEOPLES PREFERRED CAPITAL CORP
filed 1998-11-06
CIK 1042024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                         Commission file number: 0-23131

                     People's Preferred Capital Corporation
             (Exact name of registrant as specified in its charter)

            Maryland                                    95-4642529
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)



                            5900 Wilshire Boulevard,
                          Los Angeles, California 90036
                                 (213) 938-6300




         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES  [X ]         NO  [  ]



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                       Shares Outstanding at October 30, 1998
                      -----                       --------------------------------------
          Common Stock, $0.01 par value                           10,000
        Series A Preferred Shares, $0.01                         1,426,000


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 1998 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                           Page No.

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements


                  Statements of Financial Condition - September 30, 1998
                  and December 31, 1997                                                                       3

                  Statements of Earnings - For the three and nine months ended
                  September 30, 1998                                                                          4

                  Statements of Cash Flows - For the nine months ended
                  September 30, 1998                                                                          5

                  Notes to Financial Statements                                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                            7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                                11

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                          12

         Item 2:  Changes in Securities                                                                      12

         Item 3:  Defaults upon Senior Securities                                                            12

         Item 4:  Submission of Matters to a Vote of Security Holders                                        12

         Item 5:  Other Information                                                                          12

         Item 6:  Exhibits and Reports on Form 8-K                                                           12

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


                                                                            SEPTEMBER 30,       DECEMBER 31, 1997
                                                                                 1998
                                                                        ------------------   ------------------------
ASSETS:
     Cash and cash equivalents                                          $     8,984            $       44
     Mortgage loans, net (Note 2)                                            62,399                70,423
     Due from affiliate                                                         730                 1,723
     Accrued interest receivable                                                357                   407
     Other assets                                                                 3                    --
                                                                        -----------------     --------------------
         Total assets                                                   $    72,473           $    72,597
                                                                        =================     ====================

LIABILITIES:
     Dividends payable to the Bank                                      $         --          $       460
                                                                        -----------------     --------------------

         Total liabilities                                                        --                  460
                                                                        -----------------     --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000
         shares authorized:
     Preferred stock series A, issued and outstanding
         1,426,000 shares, liquidation value $35,650
         ("Series A Preferred Shares")                                           14                    14
     Common stock, par value $.01 per share, 4,000,000
         shares authorized:
     10,000 shares issued and outstanding                                        --                    --
     Additional paid-in capital                                              72,075                72,075
     Retained earnings                                                          384                    48
                                                                        -----------------     --------------------
         Total stockholders' equity                                          72,473                72,137
                                                                        -----------------     --------------------
         Total liabilities and stockholders' equity                     $    72,473           $    72,597
                                                                        -----------------     --------------------
                                                                        -----------------     --------------------



                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
             For the three and nine months ended September 30, 1998
                             (Dollars in thousands)



                                                                           Three Months            Nine Months
                                                                              Ended                   Ended
                                                                        September 30, 1998       September 30, 1998
                                                                       --------------------     -------------------
REVENUES:
     Interest on mortgage loans                                              $  1,354                 $  4,173
     Interest on deposits                                                          84                      199
                                                                       --------------------     -------------------
         Total revenues:                                                        1,438                    4,372
                                                                       --------------------     -------------------

EXPENSES:
     Servicing fees                                                                42                      128
     Management fees                                                               50                      150
     Professional fees                                                             15                       73
     Other                                                                         19                       30
                                                                       --------------------     -------------------
         Total expenses                                                           126                      381
                                                                       --------------------     -------------------

         Net earnings                                                        $  1,312                 $  3,991
                                                                       --------------------     -------------------
                                                                       --------------------     -------------------



                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 1998
                             (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                    $   3,991
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Decrease in accrued interest receivable                                                50
     Decrease in due from affiliates                                                       993
     Decrease in dividends payable                                                        (460)
     Increase in other assets                                                               (3)
                                                                                   ---------------
     Net cash provided by operating activities                                           4,571
                                                                                   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases                                                                    (8,100)
     Mortgage loan principal repayments                                                 16,124
                                                                                   ---------------
     Net cash provided by investing activities                                           8,024
                                                                                   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid                                                     (2,607)
     Common stock dividends paid                                                        (1,048)
                                                                                   ---------------
     Net cash used in financing activities                                              (3,655)
                                                                                   ---------------

Net increase in cash and cash equivalents                                                8,940
Cash and cash equivalents at beginning of period                                            44
                                                                                   ---------------
                                                                                   ---------------
Cash and cash equivalents at end of period                                           $   8,984
                                                                                   ---------------
                                                                                   ---------------


                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         People's Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring and holding mortgage loans ("mortgage loans") secured by real estate assets. The Company commenced its operations on October 3, 1997. The Company's outstanding common stock is wholly owned by People's Bank of California, a federal savings bank (the "Bank").

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1997 included in the Company's Annual Report on Form 10-K. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):

                                                                   September 30, 1998               December 31, 1997
                                                              -----------------------------     --------------------------
1-4 unit residential mortgage loans                                     $   50,786                      $   58,142
Multi-family and commercial loans                                           11,866                          12,534
                                                              -----------------------------     --------------------------
                                                                            62,652                          70,676
Allowance for loan losses                                                     (253)                           (253)
                                                              -----------------------------     --------------------------
     Total residential mortgage loans, net                               $  62,399                       $  70,423
                                                              -----------------------------     --------------------------
                                                              -----------------------------     --------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 At or for the
STATEMENT OF OPERATIONS:                                          Three Months                   Nine Months
                                                                     Ended                          Ended
                                                               September 30, 1998            September 30, 1998
                                                              --------------------          --------------------
         Interest income on loans                                  $   1,354                        $  4,173
         Total revenues                                                1,438                           4,372
         Net earnings                                                  1,312                           3,991

  STATEMENT OF CONDITION:
         Mortgage loans, net                                        $ 62,399
         Total assets                                                 72,473
         Total stockholders' equity                                   72,473
         Average yield on mortgage loans                                8.28%


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

         Residential Mortgage Loans. The following table sets forth as of September 30, 1998 certain information with respect to each type of Residential Mortgage Loan included in the Company's portfolio (dollars in thousands):


                    Type of Residential Mortgage Loan Product


                                                                                        Remaining
                                               Percentage of                               Term             Note
         Type            Principal Balance       Portfolio          Initial LTV        (in months)          Rate
------------------------ ------------------- ------------------- ------------------- ----------------- ----------------
7/23 step rate                   $  3,242              6.4%               81.2%                292            7.65%
15 year fixed rate                  6,021             11.9                60.8                 116            7.98
30 year fixed rate                 41,523             81.7                69.7                 310            8.02
                         ------------------- ------------------- ------------------- ----------------- ----------------
                                  $50,786            100.0%               69.1%                286            7.99%
                         ------------------- ------------------- ------------------- ----------------- ----------------
                         ------------------- ------------------- ------------------- ----------------- ----------------


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

         The following table schedules residential mortgage loans with past due principal and interest payments at September 30, 1998 (dollars in thousands):

                                                 Number               Principal Balance        Percent of Portfolio
                                        ------------------------- -------------------------- -------------------------
30 to 59 days past due                               2                    $129,133                     0.3%
60 to 89 days past due                               1                      74,997                     0.1



         Commercial Mortgage Loans. The following table sets forth as of September 30, 1998 certain information with respect to each type of Commercial Mortgage Loan included in the Company's portfolio (dollars in thousands):


                                                                                              Remaining
                                   Principal Balance    Percentage of        Initial            Term             Note
              Type                                        Portfolio            LTV           (in months)         Rate
--------------------------------- -------------------- ----------------- ----------------- ---------------- ---------------
Commercial fixed rate
balloon                                   $  5,287            44.5%            68.4%               99              9.44%
Commercial fixed rate                        1,477            12.4             73.5               118             10.05
Multi-family fixed rate
balloon                                      2,225            18.9             51.5               103              8.98
Multi-family fixed rate                      2,877            24.2             73.7                96              9.74
                                  -------------------- ----------------- ----------------- ---------------- ---------------
                                           $11,866           100.0%            68.6%              101              9.50%
                                  -------------------- ----------------- ----------------- ---------------- ---------------
                                  -------------------- ----------------- ----------------- ---------------- ---------------


         Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 63.4% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All the Commercial Mortgage Loans included in the Company's portfolio bear interest at fixed rates. The weighted average interest rate of the portfolio at September 30, 1998 is 9.50%.

         There were no commercial mortgage loans with past due principal and interest payments at September 30, 1998.

         At September 30, 1998 there were no non accrual loans in the Company's loan portfolio.

Allowance for loan losses

         The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At September 30, 1998, the allowance for loan losses amounted to $253,000 or 0.40% of total loans. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. Based upon its analysis, management believes that the allowance for loan losses as of September 30, 1998, is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

Financial Condition

         At September 30, 1998, the Company had total assets of $72.5 million, a decrease of $124,000 from December 31, 1997. Mortgage loans totaled $62.4 million, or 86.1% of the Company's assets at the end of the quarter, compared to $70.4 million, or 97.0% of total assets, at December 31, 1997. The reduction in loans represented receipt of loan principal repayments. During the first nine months of 1998, the Company purchased eight single family residential loans with an aggregate principal balance of $8.1 million.

         At September 30, 1998, the Company had no liabilities. The $460,000 of dividends payable to the Bank at December 31, 1997, was paid during the first quarter. Additionally, preferred stock dividends of $2.6 million and common stock dividends of $1.0 million were both declared and paid during the first nine months of 1998.

Results of Operations

         The Company reported revenues of $1.4 million for the three-month period ended September 30, 1998. Expenses totaled $126,000 for the same period, including $42,000 in servicing fees, $50,000 in management fees paid to the Bank, $15,000 in professional and $19,000 in other expenses. After deduction of total expenses, net earnings totaled $1.3 million. When compared to the preceding quarter ended June 30, 1998, revenues were virtually unchanged, while expenses increased $17,000, principally relating to professional and other expenses. Revenues were $4.4 million for the nine months ended September 30, 1998. Expenses of $381,000 for the period included $128,000 in servicing fees, $150,000 in management fees paid to the Bank and $103,000 in professional and other expenses. Net earnings were $3.9 million for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust ("REIT").

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

         To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code of 1986, as amended (the "Code"), requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Company's independent directors, incur debt in excess of 20% of the Company's total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

Year 2000 Compliance Issues

         The Company has adopted a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications as well as those provided to the Bank by third-party vendors. A significant portion of the Company's data processing and loan servicing is performed by third-party vendors from whom the Company has received confirmation that they expect to be compliant with Year 2000 issues. The Company has not incurred significant expense to date, and expects to incur a nominal amount of expenses through 1999 to address Year 2000 issues.

         The Company is currently in the process of testing third party vendors' data processing applications for Year 2000 compliance. The Company has established a plan and task force to complete Year 2000 testing. The first step in the Company's Year 2000 plan was initial awareness, which included defining the Year 2000 program, impact to the business, defining critical applications, establishing executive support, determining project responsibilities and developing strategies. In the initial awareness phase, the Company also established a budget for resources required and target test completion dates for all systems and software for Year 2000 compliance.

         The Company is currently in the validation phase of its Year 2000 compliance plan, which includes developing test scripts, establishing testing controls, setting target dates, testing data exchange partners, and testing hardware and software. The final phase in the Company's 2000 compliance plan is the implementation phase which is scheduled to be completed in June 1999. The implementation phase task list includes certification of Year 2000 compliance, implementation contingency a plan for non-compliant products and compliance assurance of any new systems or programs acquired.

         No assurance can be made that such third party vendors' efforts will be successful or that the Company's cost associated therewith will be as estimated. However, the Company does not believe any Year 2000 issues will materially affect the Company's products, services or competitive conditions. In addition, the Company does not believe that the cost of addressing the Year 2000 issues or the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues does not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      None

         ITEM 5:  OTHER INFORMATION
                      None

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      The following exhibit is included herein:

                              (27) Financial Data Schedule

                  (b)      Reports on Form 8-K:

                               No reports on From 8-K have been
                               filed during the quarter ended
                               September 30, 1998

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

                              PEOPLE'S PREFERRED CAPITAL CORPORATION



                              /s/ Rudolf P. Guenzel
                              -------------------------------------
                              Rudolf P. Guenzel
                              President and Chief Executive Officer



                              /s/ J. Michael Holmes
                              -------------------------------------
                              J. Michael Holmes
                              Executive Vice President and Chief
                              Financial Officer


Date:  November 5, 1998

                                  Exhibit Index


Exhibit No.                Description

     27           Financial Data Schedule
