Form 10-K405
period 1998-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 1999-03-30
CIK 1042024

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:                  COMMISSION FILE:
             December 31, 1998                           0-23131

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its Charter)

                MARYLAND                                95-4642529
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

             5900 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA, 90036 (Address of principal executive offices, including zip code)

                                 (323) 938-6300
              (Registrant's telephone number, including area code)

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

         All 10,000 shares of Common Stock were held by People's Bank of California at December 31, 1998; therefore, no Common Stock is held by non-affiliates.

      Documents incorporated by reference          Part of Form 10-K
              in this Form 10-K                    which incorporated
                    None                                  --

================================================================================

                                     PART I
                                                                            Page
                                                                            ----
Item 1   Business                                                              2
Item 2   Properties                                                           30
Item 3   Legal Proceedings                                                    30
Item 4   Submission of Matters to a Vote of Security Holders                  30

                                    PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            30
Item 6   Selected Financial Data                                              32
Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              33
Item 7A  Quantitative and Qualitative Disclosures About Market Risk           44
Item 8   Financial Statements and Supplementary Data                          45
Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               58

                                    PART III

Item 10  Directors and Executive Officers of the Corporation                  58
Item 11  Executive Compensation                                               61
Item 12  Security Ownership of Certain Beneficial Owners and Management       61
Item 13  Certain Relationships and Related Transactions                       61

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K      62

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

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

         The Company used the gross proceeds raised of $35.7 million from the initial public offering of the Series A Preferred Shares and the concurrent contribution of $38.8 million of additional capital by the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at an aggregate purchase price of $72.1 million. The Company has purchased additional Mortgage Loans from the Bank from time to time.

         The Company's principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments that will generate net income for distribution to stockholders. The Company expects that all of its Mortgage Assets will be acquired from the Bank or purchased from unaffiliated third parties as whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties ("Residential Mortgage Loans") or by multi-family residential and commercial properties (collectively, "Commercial Mortgage Loans"). Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company's Mortgage Assets through December 31, 1998 were acquired from the Bank. With respect to Mortgage Loans which were purchased by the Bank from unaffiliated third parties, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. During 1998, the Company acquired from the Bank forty-two single-family residential mortgage loans which were originated by the bank with an aggregate principal balance of $23 million. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties.

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

         SERVICING AGREEMENTS. The Bank has entered into a servicing agreement with respect to the Commercial Mortgage Loans and certain residential mortgage loans (the "Commercial Servicing Agreement") pursuant to which it services the Commercial Mortgage Loans and certain residential mortgage loans held by the Company and receives fees in connection with the servicing of such Commercial Mortgage Loans and certain residential mortgage loans. In March 1997, the Bank sold the servicing rights with respect to substantially all of its Residential Mortgage Loans, including certain of the Residential Mortgage Loans that were included in the initial portfolio, to Temple Inland Mortgage Corporation (the "Servicing Agent"), a Nevada corporation and a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party.

         In connection with the Bank's sale of servicing, the Bank in March 1997 entered into a servicing agreement with the Servicing Agent (the "Residential Servicing Agreement"), pursuant to which the Servicing Agent services a portion of the Bank's Residential Mortgage Loans.

Pursuant to an Assignment, Assumption and Recognition Agreement entered into between the Company, the Bank and the Servicing Agent (the "Residential Assumption Servicing Agreement"), the Servicing Agent services a portion of the Residential Mortgage Loans sold by the Bank to the Company, in accordance with the terms of the Residential Servicing Agreement.

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

         MANAGEMENT. The Company's Board of Directors is composed of seven members, two of whom are Independent Directors. The Company's Board of Directors currently has one open seat for an independent director. Certain actions by the Company require the prior approval of a majority of Independent Directors. As long as there are only two Independent Directors, any action that requires the approval of a majority of the Independent Directors must be approved by both Independent Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to take into account the interests of the holders of both the Preferred Stock, including the Series A Preferred Shares, and the Common Stock in assessing the benefit to the Company of any proposed action requiring their approval. The Company currently has four officers. The Company has no other employees and does not anticipate that it will require additional employees.

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

         The Office of Thrift Supervision ("OTS") prompt corrective action regulations prohibit thrift institutions such as the Bank from making "capital distributions" (defined to include a transaction that the OTS or Federal Deposit Insurance Corporation ("FDIC") determines, by order or regulation, to be "in substance a distribution of capital") unless the institution is at least "adequately capitalized" after the distribution. There can be no assurances that either the OTS or the FDIC would not seek to restrict the Company's payment of dividends on the Series A Preferred Shares under this provision if the Bank were to fail to maintain its status as "adequately capitalized." Currently, an institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%. At December 31, 1998, the Bank's total risk-based capital ratio was 12.36%, its Tier 1 risk-based capital ratio was 11.48% and core capital (or leverage) ratio was 6.30%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under the prompt corrective action regulations. However, there can be no assurance that the Bank will be able to maintain such capital levels.

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

GENERAL DESCRIPTION OF MORTGAGE ASSETS AND OTHER AUTHORIZED INVESTMENTS; INVESTMENT POLICY

         RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $240,000 for one-unit residential loans to $461,350 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of the Company's nonconforming Residential Mortgage Loans is expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

         Each Residential Mortgage Loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single-family (one- to four-unit) residential properties. Residential real estate properties underlying Residential Mortgage Loans consist of individual dwelling units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. All of the Residential Mortgage Loans acquired to date by the Company are fixed rate Mortgage Loans. However, the Company may from time to time acquire adjustable rate Residential Mortgage Loans.

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

         ASSET ACQUISITION AND DISPOSITION POLICIES. The Company anticipates that from time to time it will purchase additional Mortgage Loans from the Bank on a basis consistent with secondary market standards pursuant to the Mortgage Purchase Agreements, although Mortgage Loans may be acquired from unaffiliated third parties, out of proceeds received in connection with the repayment or disposition of Mortgage Loans or the issuance of additional shares of Common Stock and Preferred Stock. The Company anticipates that additional Mortgage Loans purchased from the Bank will be purchased on terms that are substantially identical to those that could be obtained by the Company if such additional Mortgage Loans were purchased from third parties unaffiliated with the Company. The Company has no present plans or intentions to purchase Mortgage Loans from unaffiliated third parties, and no arrangements or procedures are currently in place regarding the purchase of additional Mortgage Loans from unaffiliated third parties. The Company currently anticipates that additional Mortgage Loans acquired by the Company will be of the types described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Portfolio," although if the Bank develops additional Mortgage Loan products, then the Company may purchase such additional types of Mortgage Loans and is not limited as to the amount that may be purchased. The Bank has no current plans with respect to the development of new Mortgage Loan products. In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans that will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as Servicer of any such additional Commercial or certain Residential Mortgage Loans and the Servicing Agent will act as Servicer of any such additional Residential Mortgage Loans. The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company.

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

         The Company had no debt outstanding at December 31, 1998, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the Independent Directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

SERVICING

         RESIDENTIAL MORTGAGE LOAN SERVICING. In March 1997, the Bank sold the servicing rights with respect to substantially all of the Residential Mortgage Loans held by the Bank at that time, including all of the Residential Mortgage Loans initially acquired by the Company from the Bank to the Servicing Agent. This sale was predicated upon management's determination that it was costly and inefficient for the Bank to service a varied collection of loan products that it no longer offered. In connection with such sale, the Bank entered into the Residential Servicing Agreement with the Servicing Agent pursuant to which the Servicing Agent services substantially all of the Bank's Residential Mortgage Loans, including all of the Residential Mortgage Loans initially acquired by the Company from the Bank.

         The Residential Servicing Agreement and the Residential Assumption Servicing Agreement (collectively, the "Residential Servicing Agreements") provide that the Servicing Agent will receive an annual servicing fee with respect to each Residential Mortgage Loan serviced for the Company that shall be equal to the outstanding principal balance of such Residential Mortgage Loans multiplied by a fee of 0.25% (in the case of fixed rate Residential Mortgage Loans (including "7/23 step rate" loans) and 0.375% (in the case of adjustable rate Residential Mortgage Loans). The Bank's Servicing Agent, Temple Inland Mortgage Corporation, is a Nevada corporation and wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc. The Bank also services for certain single family residential loans for the fee of 0.25%.

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

         Beginning in February 1998, the Bank has retained the servicing for residential mortgage loans which it originated after that date. As a result, residential mortgage loans purchased by the Company from the Bank after that date are serviced by the Bank instead of by the Bank's Servicing Agent. The Bank will service such residential mortgage loans pursuant to the terms of the Commercial Servicing Agreement, discussed below.

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

         If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the Bank's expenses in the sale, are less than the outstanding principal balance of the related Commercial Mortgage Loan. The Bank is responsible to the Company for any loss suffered as a result of its failure to make and pursue timely claims or as a result of actions taken or omissions made by it which cause the policies to be canceled by the insurer.

         In connection with any foreclosure proceedings that the Bank may institute, the Bank may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Commercial Mortgage Loan by operation of law or otherwise in accordance with the terms of the Commercial Servicing Agreement. The Bank is not permitted under the terms of the Commercial Servicing Agreement to acquire title to any commercial real estate property underlying a Commercial Mortgage Loan or take any action that would cause the Company to be an "owner" or an "operator" within the meaning of certain federal environmental laws, unless it has also previously determined, subject to the approval of the Advisor, based on a report prepared by an independent person who regularly conducts environmental assessments, that (i) the mortgaged property is in compliance with applicable environmental laws or that it would be in the best interests of the Company to take such actions as are necessary to cause the mortgaged property to comply therewith and (ii) there are no circumstances or conditions present at the mortgaged property relating to the use, management or disposal of any hazardous substances, hazardous materials, hazardous wastes or petroleum-based materials for which investigation, testing, monitoring, containment, clean-up or remediation could be required under any federal, state or local law or regulation, or, if any such materials are present for which such action could be required, that it would be in the best interest of the Company to take such actions with respect to the mortgage property.

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

TAXATION OF THE COMPANY

         GENERAL. Commencing with its taxable year ended December 31, 1998, the Company has been organized and is operating in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable Treasury Regulations (the "REIT Requirements" or the "REIT Provisions"), which are the requirements for qualifying as a REIT, commencing with its taxable year ended December 31, 1998. The REIT Requirements are technical and complex. The following discussion sets forth only a summary of the material aspects of those requirements. A REIT generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to stockholders. Such treatment substantially eliminates the federal "double taxation" of earnings (at the corporate and the stockholder levels) that generally results from investment in a corporation.

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

                  Seventh, if the Company should fail to distribute, or fail to be treated as having distributed, during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

         ORGANIZATIONAL REQUIREMENTS. The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors;
(ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for the REIT Requirements; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons;
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (the "Five or Fewer Test") (as defined in the Code to include private foundations and certain pension trusts and other entities) at any time during the last half of each taxable year; and (vii) meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and
(vi) will not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (vi), certain tax-exempt entities described in Sections 501(c)(17) and 509(a) of the Code or a portion of a trust permanently set aside or used for purposes described in Section 642(c) of the Code, are generally treated as individuals, stock owned by a corporation is treated as if owned by the shareholders of the organization, and the beneficiaries of a pension trust that qualifies under Section 401(a) of the Code and that holds shares of a REIT will generally be treated as holding shares of the REIT in proportion to their actuarial interests in the pension trust. See "--Taxation of United States Stockholders-- Treatment of Tax-Exempt Stockholders."

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

         RELIEF PROVISIONS. If the Company fails to satisfy one or both of the 75% and 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions generally will be available if the Company's failure to meet such tests was due to reasonable cause and not due to willful neglect, the Company attaches a schedule of the sources of its income to its return and any incorrect information on the schedule was not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. As discussed above in "--Taxation of the Company--General," even if these relief provisions were to apply, a tax would be imposed based upon the greater of the amount by which the Company failed either the 75% or 95% gross income test for that year.

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

TAXATION OF UNITED STATES STOCKHOLDERS

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

         TREATMENT OF TAX-EXEMPT STOCKHOLDERS. Distributions from the Company to a tax-exempt employee pension trust or other domestic tax-exempt stockholder generally will not constitute "unrelated business taxable income" ("UBTI") unless the stockholder has borrowed to acquire or carry its Series A Preferred Shares. Qualified trusts that hold more than 10% (by value) of the shares of certain REITs, however, may be required to treat a certain percentage of such REIT's distributions as UBTI. This requirement will apply only if (i) the REIT would not qualify as such for federal income tax purposes but for the application of the "look-through" exception to the Five or Fewer Test applicable to shares held by qualified trusts and (ii) the REIT is "predominantly held" by qualified trusts. A REIT is predominantly held by qualified trusts if either (i) a single qualified trust holds more than 25% by value of the interests in the REIT or (ii) one or more qualified trusts, each owning more than 10% by value of the interests in the REIT, hold in the aggregate more than 50% of the interests in the REIT. The percentage of any REIT dividend treated as UBTI is equal to the ratio of (a) the UBTI earned by the REIT (treating the REIT as if it were qualified trust and therefore subject to tax on UBTI) to (b) the total gross income (less certain associated expenses) of the REIT. If the Company were to incur indebtedness to acquire property, the percentage of any REIT dividend treated as UBTI would be increased to reflect any UBTI earned by the Company from "debt-financed property." A de minimis exception applies where the ratio set forth above is less than 5% for any year. For these purposes, a qualified trust is any trust described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code. The provisions requiring qualified trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the Five or Fewer Test without relying upon the "look-through" exception.

TAXATION OF FOREIGN STOCKHOLDERS

         The following is a discussion of certain anticipated U.S. federal income tax consequences of the ownership and disposition of the Company's stock applicable to Non-U.S. Holders of such stock. The discussion is based on current law and is for general information only. The discussion addresses only certain and not all aspects of U.S. federal income taxation.

         ORDINARY DIVIDENDS. The portion of dividends received by Non-United States Holders payable out of the Company's earnings and profits (which are not attributable to capital gains of the Company and which are not effectively connected with a U.S. trade or business of the Non-United States Holder) will be subject to U.S. withholding tax at the rate of 30% (unless reduced by treaty). In general, Non-United States Holders will not be considered engaged in a U.S. trade or business solely as a result of their ownership of stock of the Company. In cases where the dividend income from a Non-United States Holder's investment in stock of the Company is (or is treated as) effectively connected with the Non-United States Holder's conduct of a U.S. trade or business, the Non-United States Holder generally will be subject to U.S. tax at graduated rates, in the same manner as a United States Stockholder with respect to such dividends (and may also be subject to the 30% branch profits tax in the case of a Non-United States Holder that is a foreign corporation).

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

         CAPITAL GAIN DIVIDENDS. Under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), a distribution made by the Company to a Non-United States Holder, to the extent attributable to gains from dispositions of United States Real Property Interests ("USRPIs") will be considered effectively connected with a U.S. trade or business of the Non-United States Holder and subject to U.S. income tax at the rate applicable to U.S. individuals or corporations, without regard to whether such distribution is designated as a capital gain dividend. Shares of a corporation are treated as USRPIs only if the fair market value of the USRPIs owned by the corporation equals or exceeds 50% of the fair market value of its total assets. If at no time during the five years preceding the sale or exchange of shares in the Company, the Series A Preferred Shares constituted a USRPI, gain or loss on the sale or exchange will not be treated as effectively connected with a U.S. trade or business by reason of FIRPTA. Although ownership of real property in the U.S. is always a USRPI, a loan secured by a mortgage on U.S. real property does not constitute a USRPI unless the amounts payable by the borrower are contingent on the income or receipts of the borrower or the property or otherwise based on the property. The Company believes that it is unlikely that its shares will be USRPIs or that it will derive significant gain from USRPIs, although whether its shares are USRPIs or it derives gain from USRPIs will depend on the facts as they ultimately develop. If the shares do constitute USRPIs, the Company will be required to withhold tax equal to 35% of the amount of dividends to the extent such dividends constitute USRPI Capital Gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to treaty exemption.

         DISPOSITION OF STOCK OF THE COMPANY. Unless the Company's stock constitutes a USRPI, a sale of such stock by a Non-United States Holder generally will not be subject to U.S. taxation under FIRPTA. The stock will not constitute a USRPI if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by Non-United States Holders. The Company believes that it is, and it expects to continue to be, a domestically controlled REIT, and therefore that the sale of the Company's stock will not be subject to taxation under FIRPTA. Because the Company's stock will be publicly traded, however, no assurance can be given the Company will continue to be a domestically controlled REIT.

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

INFORMATION REPORTING REQUIREMENTS AND BACKUP WITHHOLDING TAX

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

ITEM 2: PROPERTIES

         The Company utilizes office space and conference room facilities located in Los Angeles at 5900 Wilshire Boulevard, Los Angeles, California 90036, the building in which the Bank's principal executive offices are located. The cost related to this office space is included in management fees paid by the Company to the Bank.

ITEM 3: LEGAL PROCEEDINGS

         The Company is not involved in any litigation at December 31, 1998. From time to time, the Company may be involved in routine litigation arising in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (the "Common Stock") and 4,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"), of which 1,426,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 10,000 shares of Common Stock outstanding at December 31, 1998. Accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

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

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA
       As of December 31, 1998 and 1997 and for the Period from inception,
                    June 19, 1997 through December 31, 1997
                    and for the year ended December 31, 1998
                 (Dollars in thousands, except per share data)

                                                            At December 31, 1997
                                          At or For the       or For the Period
                                        Year-ended 12/31/98    6/19/97 through
                                                                   12/31/97
                                        -------------------  -------------------
STATEMENT OF EARNINGS:
Interest income                             $    5,780           $    1,476
Total revenues                                   5,780                1,476
Net earnings                                     5,250                1,367
BALANCE SHEET:
Mortgage loans, net                             69,457               70,423
Total assets                                    72,405               72,597
Total stockholders' equity                      72,363               72,137
OTHER DATA:
Dividends paid on preferred stock                3,476                  859
Dividends paid on common stock                   1,548                  460
Number of preferred shares outstanding       ,426,000            1,426,000
Number of common shares outstanding(1)          10,000               10,000

----------

(1) Because the Company's Common Stock is wholly owned by the Bank, EARNINGS per share data is not presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF PORTFOLIO

         Information with respect to the Residential Mortgage Loans and the Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 1998. References herein to percentages of Mortgage Loans acquired by the Company refer in each case to the percentage of the aggregate outstanding principal balance of the Mortgage Loans in the Company's Portfolio as of December 31, 1998, based on the outstanding principal balances of such Mortgage Loans as of such date, after giving effect to scheduled monthly payments received and applied on or prior to such date.

         GENERAL. As of December 31, 1998, the Portfolio contained 279 Residential Mortgage Loans, representing approximately 83.4% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio, and 63 Commercial Mortgage Loans, representing approximately 16.6% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio. On December 31, 1998, the Mortgage Loans included in the Company's Portfolio had an aggregate outstanding principal balance of $69.7 million.

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

         All of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased between June 1972 and November 1998, and had original terms to stated maturity of primarily 15, 20, 25 or 30 years. As of December 31, 1998, the average outstanding principal balance of a Residential Mortgage Loan was $208,337. The weighted average number of months since origination of the Residential Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1998) was approximately 36 months and the weighted average expected remaining maturity was 301 months. The weighted average Loan-to-Value Ratio (defined below) of the Residential Mortgage Loans included in the Company's Portfolio is 63.9%; however, 6.5% of the Residential Mortgage Loans have Loan-to-Value Ratios of greater than 80%. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value at origination of the underlying mortgaged property or (ii) if the Mortgage Loan was made to finance the acquisition of property, the purchase price of the mortgaged property.

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

         Each Commercial Mortgage Loan included in the Company's Portfolio was originated and/or purchased by the Bank in the ordinary course of its commercial real estate lending activities. All of the Commercial Mortgage Loans included in the Company's Portfolio were originated and/or purchased between September 1973 and June 1997, and had original terms to stated maturity of between 10 and 30 years. As of December 31, 1998, the average outstanding principal balance of a Commercial Mortgage Loan was $183,864. The weighted average number of months since origination of the Commercial Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1998) was approximately 106 months. As of December 31, 1998, the weighted average Loan-to-Value Ratio of the Commercial Mortgage Loans included in the Company's Portfolio is 55.2%. In addition, as of December 31, 1998, no Commercial Mortgage Loan included in the Company's Portfolio had a Loan-to-Value Ratio greater than 80%.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of December 31, 1998 certain information with respect to each type of Residential Mortgage Loan included in the Company's Portfolio:

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                  Percentage of
                                    Aggregate Principal        Residential Mortgage      Weighted Average         Weighted Average
                                          Balance               Loans by Aggregate        Initial Loan to        Expected Remaining
              Type                     (In Thousands)            Principal Balance          Value Ratio          Maturity (Months)
---------------------------------- -----------------------    ------------------------ ---------------------- ----------------------
7/23 Step Rate...................         $1,774                         3.0%                   83.5%                   285
15 Year Fixed Rate...............          4,926                         8.5                    61.4                    117
30 Year Fixed Rate...............         51,426                        88.5                    68.6                    320
                                   -----------------------    ------------------------
         Total...................        $58,126                       100.0%
                                   =======================    ========================

         The Residential Mortgage Loans included in the Company's Portfolio either bear interest at fixed rates or are "7/23 step rate" loans. The "7/23 step rate" loan has a fixed initial interest rate for the first seven years (i.e., 84 monthly payments) and adjusts once thereafter to a rate which applies for the remaining 23 years (i.e., 276 monthly payments) equal to 150 basis points above the FNMA 30 year commitment rate for delivery as of a date specified in the related mortgage note. The interest rates of the fixed rate Residential Mortgage Loans included in the Company's Portfolio range from 7.00% per annum to 13.7% per annum. The weighted average interest rate of the Residential Mortgage Loans included in the Company's Portfolio is approximately 7.69% per annum.

         The following table contains certain additional data with respect to the interest rates of the

Residential Mortgage Loans included in the Company's Portfolio:

                   INTEREST RATE OF RESIDENTIAL MORTGAGE LOANS

                                                                                          Percentage of the
                                                            Aggregate Principal         Company's Portfolio by
                                        Number of                 Balance                Aggregate Principal
    Current Interest Rate            Mortgage Loans           (In Thousands)                   Balance
------------------------------      ------------------     ----------------------      -------------------------
Up to 7.499%..............                  49                    $23,796                        40.9%
 7.500 -  7.749...........                  65                     13,178                        22.7
 7.750 -  7.999...........                  60                      9,329                        16.1
 8.000 -  8.249...........                  14                      2,341                         4.0
 8.250 -  8.499...........                   7                        951                         1.7
 8.500 -  8.749...........                  14                      1,406                         2.4
 8.750 -  8.999...........                  13                      2,085                         3.6
 9.000 -  9.249...........                   9                        392                         0.7
 9.250 -  9.499...........                   4                        140                         0.2
 9.500 -  9.749...........                   4                        544                         0.9
 9.750 -  9.999...........                   7                        421                         0.7
10.000 - 10.249...........                   9                        826                         1.4
10.250 - 10.499...........                   5                        347                         0.6
10.500 - 10.749...........                   9                      1,854                         3.2
10.750 - 10.999...........                   2                        109                         0.2
11.000 - 11.249...........                   1                         38                         0.1
12.000 - 12.249...........                   1                         51                         0.1
12.250 - 12.499...........                   1                        130                         0.2
12.500 - 12.749...........                   2                        109                         0.2
12.750 - 12.999...........                   2                         57                         0.1
13.500 - 13.749...........                   1                         22                         0.0
                                    -----------------     ----------------------      -------------------------
     Total................                 279                    $58,126                       100.0%
                                    =================     ======================      =========================

         Substantially all of the Mortgage Loans included in the Company's Portfolio allow the mortgagor to prepay at any time some or all of the outstanding principal balance of the Mortgage Loan without a fee or penalty.

         COMMERCIAL MORTGAGE LOANS. The Commercial Mortgage Loans included in the Company's Portfolio consist of loans secured by the Commercial Properties located in California. The borrowers of the Commercial Mortgage Loans included in the Company's Portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities. The outstanding principal balances of the Commercial Mortgage Loans included in the Company's Portfolio ranged from $4,097 to $2.2 million as of December 31, 1998.

         The following table sets forth as of December 31, 1998 certain information with respect to each type of multi-family residential and commercial property underlying each Commercial Mortgage Loan included in the Company's
Portfolio:

                        TYPE OF COMMERCIAL MORTGAGE LOAN


                                                                Percentage of                           Weighted
                                          Aggregate              Commercial                             Average          Weighted
                                          Principal            Mortgage Loans     Weighted Average    Current Loan    Average Months
                                           Balance              by Aggregate      Initial Loan to       to Value       Remaining to
               Type                     (In Thousands)        Principal Balance    Value Ratio(1)       Ratio(2)         Maturity
-----------------------------------    -----------------      ------------------ ------------------- --------------- ---------------
Commercial mortgage-fixed .....
   rate balloon................             $1,428                     12.3%             74.4%              48.3%           117
Commercial mortgage-fixed
   rate........................              5,236                     45.2              68.5               66.8             97
Multi-family-fixed rate balloon              2,700                     23.3              73.6               40.7             94
Multi-family-fixed rate........              2,220                     19.2              51.5               49.9            100
                                       =================      ==================
  Total........................            $11,584                    100.0%
                                       =================      ==================

----------

(1) Represents the ratio of the outstanding principal amount of each Commercial Mortgage Loan at the time of loan origination or modification, if any, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

(2) Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 1998 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

         Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 64.4% are not fully amortizing and will have significant principal balances or "balloon" payments due upon maturity.

         All of the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio range from 8.50% per annum to 11.75% per annum. The weighted average interest rate of the Commercial Mortgage Loans in the Company's portfolio is approximately 9.49% per annum.

         The following table contains certain additional data as of December 31, 1998 with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio:

                   INTEREST RATE OF COMMERCIAL MORTGAGE LOANS

                                                                                       Percentage of the
                                                                 Aggregate            Company's Portfolio
                                        Number of            Principal Balance            by Aggregate
        Interest Rate                 Mortgage Loans           (In Thousands)          Principal Balance
------------------------------      -------------------      -------------------      ---------------------
 8.500% -  8.749%                                 1                   $493                       4.3%
 9.000 -  9.249                                   4                  2,078                      17.9
 9.250 -  9.499                                  16                  2,794                      24.1
 9.500 -  9.749                                  22                  3,178                      27.4
 9.750 -  9.999                                   6                    910                       7.9
10.000 - 10.249                                   6                  1,545                      13.3
10.250 - 10.499                                   1                    116                       1.0
10.500 - 10.749                                   3                    206                       1.8
10.750 - 10.999                                  --                     --                        --
11.000 - 11.249                                   2                    157                       1.4
11.500 - 11.749                                   2                    107                       0.9
14.750 - 14.999                                  --                     --                        --
                                    ===================      ===================      =====================
  Total                                          63                $11,584                     100.0%
                                    ===================      ===================      =====================

         ASSET QUALITY. The following table schedules residential mortgage loans with past due principal and interest payments at December 31, 1998 (dollars in thousands):

                              Number      Principal Balance    Percent of Portfolio
                           ------------ --------------------- -----------------------
30 to 59 days past due           3              $299                   0.40%

         The following table schedules commercial mortgage loans with past due principal and interest payments at December 31, 1998 (dollars in thousands):

                              Number      Principal Balance    Percent of Portfolio
                           ------------ --------------------- -----------------------
120 days past due                1               $75                   0.10%

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

         GEOGRAPHIC DISTRIBUTION. As of December 31, 1998, 100% of the residential real estate properties underlying the Company's Residential Mortgage Loans included in the Company's Portfolio are located in California. Of the Residential Mortgage Loans included in the Company's Portfolio, as of December 31, 1998, approximately 4.8% are secured by real estate located in Northern California and 95.2% are secured by real estate located in Southern California. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, wild fires and mud slides, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

         As of December 31, 1998, all of the commercial mortgaged properties underlying the Company's Commercial Mortgage Loans included in the Company's Portfolio are located in California. Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 1.4% are secured by real estate located in Northern California and 98.6% are secured by real estate located in Southern California. Consequently, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company's current intention to not maintain special hazard insurance to protect against such losses.

         LOAN-TO-VALUE RATIOS; INSURANCE. Approximately $4.9 million of the Residential Mortgage Loans included in the Company's Portfolio as of December 31, 1998 had Loan-to-Value Ratios of greater than 80% at the time of origination. Of such Residential Mortgage Loans, at December 31, 1998, approximately $4.0 million were insured under primary mortgage insurance policies. The remaining $.875 million of such Residential Mortgage Loans at December 31, 1998 included in the Company's Portfolio with Loan-to-Value Ratios at origination of greater than 80% did not require primary mortgage insurance policies because the outstanding principal balances of such loans have been reduced (due to amortization) to levels which are less than 80% of the lesser of
(i) the appraised value at origination and (ii) the purchase price of the mortgaged property (the "Current LTV Ratio"). Residential Mortgage Loans included in the Company's Portfolio with Loan-to-Value Ratios greater than 80% and Current LTV Ratios less than 80% that do not require private mortgage insurance coverage have a weighted average Current LTV Ratio of 62.2% and have a weighted average seasoning since origination (calculated as of December 31, 1998) of 190 months. As of December 31, 1998, not more than approximately 47.5% of the Residential Mortgage Loans that require private mortgage insurance are insured by any one primary mortgage insurance policy issuer. At the time of origination of the Residential Mortgage Loans, each of the primary mortgage insurance policy insurers was approved by FNMA or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each Residential Mortgage Loan in an amount equal to the maximum insurable value of the improvements securing such Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less. If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, such Residential Mortgage Loan also may be covered by a flood insurance policy as required by law. No mortgagor bankruptcy insurance will be maintained by the Company with respect to the Residential Mortgage Loans in the Company's Portfolio, nor will any Residential, Mortgage Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

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

FINANCIAL CONDITION

         At December 31, 1998, the Company had total assets of $72.4 million. As of such date, an aggregate of $69.5 million or 96.0% of the Company's assets was comprised of its loan receivables portfolio, net of the allowance for loan losses, substantially all of which was acquired from the Bank in connection with the Company's initial public offering completed in October 1997. As of the date of closing of the offering, the Company acquired residential mortgage loans with an aggregate principal balance of $58.3 million and commercial real estate loans with an aggregate principal balance of $13.0 million. A second transaction, in which the Company purchased from the Bank residential mortgage loans with an aggregate principal balance of $2.6 million, was closed on December 23, 1997. During the year 1998, the Company purchased mortgage loans with an aggregate principal balance of $23.0 million from the Bank. The weighted average rate of the total portfolio at December 31, 1998 was 7.99%. At December 31, 1998, due from affiliates, aggregated $1.2 million, accrued interest amounted to $370,000 and the Company maintained a general valuation allowance of $253,000. See Note 3 of the Notes to Financial Statements included in Item 8 hereof.

         At December 31, 1998, the Company's total liabilities amounted to $42,000. Stockholders' equity amounted to $72.4 million, after taking into consideration earnings of $5.3 million and aggregate dividend payments on the common stock and the preferred stock of $5.0 million during the year.

RESULTS OF OPERATIONS

         The Company reported net earnings of $5.3 million for the year ended December 31, 1998 as compared to $1.4 million for the year ended December 31, 1997. This increase was primarily due commencement of the Company's business on October 3, 1997. The Company paid $3,476,000 and $859,000 in dividends on the Company's preferred stock in 1998 and 1997 respectively. The Company also recorded $1,548,000 and $460,000 in dividends on the Company's common stock in 1998 and 1997 respectively.

         Total revenues for the year ended December 31, 1998 amounted to $5.8 million as compared to $1.5 million for year ended December 31, 1998, which was primarily attributable to interest earned on the Company's portfolio of mortgage loans. The Company also earned $283,000 and $16,000 of interest on deposit accounts in 1998 and 1997 respectively.

         Total expenses for the years ended December 31, 1998 and 1997 amounted to $530,000 and $109,000 respectively, of which $200,000 and $50,000 was paid to the Bank as a management fee in accordance with the terms of an advisory agreement between the Company and the Bank. The Bank received in 1998 and 1997, $30,369 and $8,000 for servicing the Company's commercial mortgage loans and $16,112 and $0 for servicing a portion of the Company's residential mortgage loans. Temple Inland Mortgage Co., which services a portion of the Company's residential mortgage loans, received $123,171 and $38,000 in 1998 and 1997 respectively.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of December 31, 1998, is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

LIQUIDITY RISK MANAGEMENT

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

         INTEREST RATE RISK. The company's interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets as of December 31, 1998, based on the information and assumption set forth in the note below.

                                            Three to    More Than    More Than
                               Within Three  Twelve    One Year to  Three Years   Over Five
                                 Months      Months    Three Years  to Five Years   Years       Total   Net Fair Value
                                 ------      ------    -----------  -------------   -----       -----   --------------
Interest-earning assets (1):
   Loans receivable
   Single-family residential
     loans:
     Fixed                       $    --     $10,049     $15,373      $10,630      $22,074     $58,126     $58,432
   Multi-family residential:
     Fixed rate balloon               --         286         471          380        1,083       2,220       2,247
     30 year fixed rate               --         586         888          610          616       2,700       2,736
   Commercial real estate:
     Fixed rate balloon               --         705       1,128          866        2,537       5,236       5,216
     30 year fixed rate               --         277         416          286          449       1,428       1,423
Other interest-earning
   assets                          1,277          --          --           --           --       1,277       1,277
                                 -------     -------     -------      -------      -------     -------     -------
     Total                       $ 1,277     $11,903     $18,276      $12,772      $26,759     $70,987     $71,331
                                 -------     -------     -------      -------      -------     -------     -------

(1) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity.

YEAR 2000

         During 1997, the Company finalized its plan to address issues related to the year 2000 ("Y2K") problem. The Y2K issue is primarily a result of computer software recognizing a two-digit date field rather than the full four digits, which identify the appropriate year. Date-sensitive computer programs, hardware or equipment controlled by microprocessor chips may not appropriately deal with the year "00".

         The Company' s loan portfolio is currently serviced by the Bank and Temple Inland. The Bank utilizes Fiserv CBS, a third party vendor, to process substantially all of its data processing functions. The Bank has contacted its critical vendors, including Temple Inland, and has received confirmation that they will be Year 2000 compliant. The Bank is working with Fiserv CBS and other critical vendors to ensure that their operational and financial systems will not be adversely effected by the Y2K problem.

         The Bank is currently in the validation or testing phase of the Year 2000 compliance plan. The Bank developed an extensive test plan that contains test requirements and criteria, manpower assignments and target dates. A dedicated local area network specifically for Y2K testing was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions are processed on the system for the FFIEC's recommended critical test dates. The results are reviewed to ensure the system is functioning properly. Testing with Fiserv CBS will continue through May 1999. Temple Inland is also testing their systems currently and has indicated that they will be Y2K compliant.

         The Company is currently developing a contingency plan that will be completed and tested by May 31, 1999 to address a plan of action in the unlikely event that the Company or its servicers and/or business partners are not ready for Year 2000. The contingency plan will address any required Company service provider changes or need to outsource to Y2K compliant entities.

         The Company has not incurred any significant expenses to date and does not expect to incur any in conjunction with the Y2K problem.

         The Company's plans to complete Y2K compliance are based on management's and the Board's best estimates. There can be no guarantee that these estimates will be achieved, and the ending results could be significantly different due to unforeseen circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk."

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................  46

Statements of Financial Condition--December 31, 1998 and 1997..............  47

Statements of Earnings--Years ended December 31, 1998 and 1997.............  48

Statements of Changes in Stockholders' Equity--Years ended December 31,
1998 and 1997..............................................................  49

Statements of Cash Flows--Years ended December 31, 1998 and 1997...........  50

Notes to Financial Statements..............................................  51

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
People's Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of People's Preferred Capital Corporation as of December 31, 1998 and 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the year ended December 31, 1998, and for the period from inception, June 19, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People's Preferred Capital Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from inception, June 19, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.


                                                      KPMG  LLP

Los Angeles, California
January 25, 1999

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)

SSETS:                                                        December 31,  December 31,
                                                                  1998        1997
                                                                 -------     -------
Cash and cash equivalents                                        $ 1,301     $    44
Mortgage loans, net (Note 3)                                      69,457      70,423
Due from affiliate (Note 5)                                        1,277       1,723
Accrued interest receivable                                          370         407
                                                                 -------     -------

         Total assets                                            $72,405     $72,597
                                                                 =======     =======

LIABILITIES:

Accounts payable and accrued liabilities                         $    42     $    --
Dividends payable to the Bank (Notes 4 and 5)                         --         460
                                                                 -------     -------

         Total liabilities                                            42         460
                                                                 -------     -------

Commitments and contingencies                                         --          --

Stockholders' equity:

Preferred stock, par value $.01 per share, 4,000,000 shares
authorized: Preferred stock series A, issued and outstanding
  1,426,000 shares, liquidation value $35,650                         14          14
Common stock, par value $.01 per share, 4,000,000 shares
authorized: 10,000 shares issued and outstanding                      --          --

Additional paid-in capital                                        72,075      72,075

Retained earnings                                                    274          48
                                                                 -------     -------

         Total stockholders' equity                               72,363      72,137
                                                                 -------     -------

         Total liabilities and stockholders' equity              $72,405     $72,597
                                                                 =======     =======

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                             STATEMENTS OF EARNINGS
                  For the Year Ended December 31, 1998 and for
       the Period from inception, June 19, 1997 through December 31, 1997
                             (Dollars in thousands)

                                                          1998             1997
                                                         ------           ------
REVENUES:
Interest on mortgage loans                               $5,497           $1,460
Interest on deposits                                        283               16
                                                         ------           ------

    Total revenues:                                       5,780            1,476
                                                         ------           ------

EXPENSES:
Loan servicing fees                                         170               46
Management fees (Note 6)                                    200               50
Professional fees                                           125               11
Other                                                        35                2
                                                         ------           ------

    Total expenses                                          530              109
                                                         ------           ------

    Net earnings                                         $5,250           $1,367
                                                         ======           ======

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Year Ended December 31, 1998 and for the Period from Inception,
                    June 19, 1997 through December 31, 1997
                    (In thousands, except per share amounts)

                                                                      Number of
                                            Number of                  Common
                                        Preferred Shares   Series A  Shares par           Additional                Total
                                         par value, $.01  Preferred  value, $.01  Common    Paid-in   Retained  Stockholders'
                                            per share       Stock     per share   Stock     Capital   Earnings      Equity
                                        -------------------------------------------------------------------------------------
Balance at June 19, 1997                         --         $     --         --    $  --   $     --   $      --     $     --

Issuance of preferred stock, Series A     1,426,000               14         --       --     33,236          --       33,250

Issuance of common stock                         --               --     10,000       --     38,236          --       38,839

Net earnings                                     --               --         --       --         --       1,367        1,367

Preferred dividends                              --               --         --       --         --        (859)        (859)

Common dividends                                 --               --         --       --         --        (460)        (460)
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1997              1,426,000               14     10,000       --     72,075          48       72,137

Net earnings                                     --               --         --       --         --       5,250        5,250

Preferred dividends                              --               --         --       --         --      (3,476)      (3,476)

Common dividends                                 --               --         --       --         --      (1,548)      (1,548)
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1998              1,426,000         $     14     10,000    $  --   $ 72,075    $    274     $ 72,363
                                        =====================================================================================

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
     For the Year Ended December 31, 1998 and for the Period from Inception,
                     June 19, 1997 through December 31, 1997
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                      1998       1997
                                                                         --------   --------
Net earnings                                                             $  5,250   $  1,367

Adjustments to reconcile net earnings to net cash provided by operating activities:
    Decrease in accrued interest receivable                                    37        114
    (Increase) decrease in due from affiliates                                446     (1,723)
    Increase in accrued expenses                                               42         --
                                                                         --------   --------
    Net cash (used in) provided by operating activities                     5,775       (242)
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans                                            (23,080)   (73,952)
    Mortgage loan principal repayments                                     24,142      3,529
    Purchase of accrued interest receivable                                   (96)      (521)
                                                                         --------   --------
    Net cash (used in) provided by investing activities                       966    (70,944)
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from preferred stock offering                                 --     33,250
    Net proceeds from capital contribution from Bank                           --     38,839
    Preferred stock dividends paid                                         (3,476)      (859)
    Common stock dividends paid                                            (2,008)        --
                                                                         --------   --------
    Net cash (used in) provided by financing activities                    (5,484)    71,230
                                                                         --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,257         44
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                               44         --
                                                                         ========   ========

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  1,301   $     44
                                                                         ========   ========

Supplemental schedule of non-cash financing activities:
    Common stock dividends declared and unpaid                           $     --   $    460
                                                                         ========   ========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The Company is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring, holding and managing mortgage loans secured by real estate assets. The Company's outstanding common stock is wholly owned by the Bank, a federal savings bank.

         On October 3, 1997, the Company commenced its operations with the consummation of an initial public offering of 1,426,000 shares of Series A Preferred Shares, $0.01 par value, which raised $33,250,000, net of underwriting and offering expenses of $2,400,000. The Series A Preferred Shares are traded on the NASDAQ National Market. Additional expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $38,839,000 after reimbursement for offering expenses of $426,000 to the Company.

         Each Series A Preferred Share will be exchanged automatically (the "Automatic Exchange") for one newly issued preferred share of the Bank, if the appropriate federal regulatory agency directs that the exchange occur. The instances in which this might occur are as follows: (i) the Bank becomes undercapitalized under the prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvements Act of 1991, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal agency anticipates the bank becoming "undercapitalized" in the near future. In the event of the Automatic Exchange, the Bank preferred shares would constitute a new series of preferred shares of the Bank, and would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that (i) the Bank preferred shares would not be listed on a national stock exchange or national quotation system, and would rank on an equal basis in terms of cash dividend payments and liquidation preference with any shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

         The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares and the additional capital contributed by the Bank to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans at the Bank's carrying value of $71.3 million. The mortgage loans were recorded in the accompanying financial statements at the Bank's historical cost basis which approximated their estimated fair values. The Company has entered into servicing agreements with the Bank and Temple Inland Mortgage Corporation to service the Company's mortgage assets.

         As the Company's common stock is wholly owned by the Bank, earnings per share data is not presented.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Residential and Commercial Mortgage Loans:

                  Residential and commercial mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. The initial portfolio of loans was purchased from the Bank at its principal amount without adjustment for deferred fees or costs and discounts or premiums due to immateriality. The Company purchased additional single family residential loans from the Bank during 1997 and 1998. It is the Company's policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts, and deferred fees, net of deferred direct origination costs, associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

                  Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"), a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company collectively reviews its portfolio of residential mortgage loans for impairment. The Company reviews its commercial loans individually for impairment. There were no impaired loans included in the Company's loan portfolio at December 31, 1998 and 1997.

                  Residential and commercial mortgages consist of fixed rate mortgages. The Company's commercial loan portfolio includes fixed rate mortgages which do not fully amortize and have a balloon payment due.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

(b)      Allowance for Loan Losses:

                  The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic valuation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and CURRENT economic conditions.

                  Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

(c)      Cash and Cash Equivalents:

                  For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and all other highly liquid debt investments with original maturities of three months or less.

(d)      Income Taxes:

                  The Company has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code. Accordingly, the Company will not be subject to Federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As the Company expects to qualify as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

(e)      Use of Estimates:

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 1998 and 1997, mortgage loans, net consisted of the following (in thousands):

                                    December 31, 1998       December 31, 1997
                                   --------------------    ---------------------
Single-family mortgage loans        $        58,126          $        58,142
Multifamily loans                             4,919                    5,548
Commercial loans                              6,665                    6,986
                                   --------------------    ---------------------
                                             69,710                   70,676
Allowance for loan losses                      (253)                    (253)
                                   ====================    =====================
                                     $       69,457           $       70,423
                                   ====================    =====================

         There was no activity in the allowance for loan losses which had a balance of $253,000 at the beginning and end of each period.

         As of December 31, 1998, all of the real estate properties underlying the mortgage loans included in the Company's portfolio are located in California. Of the residential mortgage loans included in the Company's portfolio, as of December 31, 1998, approximately 4.8% are secured by real estate located in northern California and 95.2% are secured by real estate located in southern California. Of the multi-family and commercial mortgage loans included in the Company's portfolio, approximately 1.4% are secured by real estate located in northern California and 98.6% are secured by real estate located in southern California.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

         Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends for the year ended December 31, 1998 and for the period from June 19, 1997 to December 31, 1997 to holders of the Series A Preferred Shares totaled approximately $3,476,000 and $859,000, respectively.

         No cash dividends or other distributions may be paid on common stock unless (i) the Company has paid full dividends on the Series A Preferred Shares for the four most recent dividend periods (or such lesser number of dividend periods during which the Series A Preferred Shares have been outstanding) and has declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the current dividend period, and (ii) the Company is in compliance with the terms of all stock ranking senior to the common stock.

         Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $1,548,000 common dividends paid for the year ended December 31, 1998. There were $460,000 common dividends declared during the period from June 19, 1997 to December 31, 1997 which were paid in 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company entered into servicing agreements with the Bank pursuant to which the Bank performs the servicing of the commercial mortgage and certain single family residential loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of the commercial and single family residential mortgages. Servicing fee expense paid to the Bank totaled $46,481 for the year ended December 31, 1998 compared to $8,000 for the year ended December 31, 1997. A portion of the Company's residential mortgage loans are serviced by Temple Inland Mortgage Corporation through a subservicing arrangement at the Bank. The loans are serviced in accordance with normal industry practice. The servicing fee is 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the period from January 1, 1998 to December 31, 1998 was $123,171 compared to $38,064 for the period from October 3, 1997 to December 31, 1997.

         In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The Bank also receives funds due to the Company

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

from Temple Inland Mortgage Corporation via wire transfer and remits them to the Company. The balance of such accounts totaled $1,277,000 and $1,723,000 at December 31, 1998 and 1997, respectively, and was recorded as Due From Affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement. At December 31, 1998 and 1997, trust funds of approximately $5,000, representing escrows advanced by the Company, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

         As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1,548,000 common dividends paid for the year ended December 31, 1998. At December 31, 1997 the Company had dividends payable to the Bank of $460,000. This amount was paid on January 14, 1998.

NOTE 6 - MANAGEMENT/ADVISORY FEES

         The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $200,000 and $50,000 were paid to the Bank during 1998 and 1997, respectively.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair value of the Company's financial instruments consisted of the following at December 31, 1998 and 1997 (Dollars in thousands):

                                        1998                         1997
                                ---------------------       ---------------------
                                CARRYING       FAIR         CARRYING       FAIR
                                 AMOUNT        VALUE        AMOUNT         VALUE
                                -------       -------       -------       -------
Financial Assets:
Cash and cash equivalents       $ 1,301       $ 1,301       $    44       $    44
Mortgage loans, net              69,457        70,054        70,423        71,134
Due from Affiliate                1,277         1,277         1,753         1,753

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The Company's Board of Directors is composed of seven members, two of whom are Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. These directors will serve until their successors are duly elected and qualified. The Company's Board of Directors currently has one open seat for an independent director. There is no current intention to alter the number of directors comprising the Board of Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to consider the interests of the holders of both the Common Stock and the Preferred Stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four officers, all of whom are Bank officers. The Company has no other employees and does not anticipate that it will require additional employees.

The persons who were directors and executive officers of the Company as of December 31, 1998 are as follows:

          Name                Age(1)          Position and Offices Held
----------------------------------------------------------------------------------------
Rudolf P. Guenzel              58     President, Chief Executive Officer and Director
Gerard Jervis                  50     Director
Robert W. MacDonald            51     Director
John F. Davis                  51     Director
David S. Honda                 48     Director
J. Michael Holmes              52     Executive Vice President, Chief Financial Officer,
                                      Secretary and Director
William W. Flader              50     Executive Vice President
Michael R. Hilton              47     Vice President

----------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

(1) As of December 31, 1998.

         Set forth below is information with respect to the principal occupations during the last five years of the Company's directors and officers.

         RUDOLF P. GUENZEL. Mr. Guenzel is President and Chief Executive Officer and a director of the Company, positions he has held since the Company's inception in June 1997. Mr. Guenzel has served as President of PBOC Holdings, Inc. and President, Chief Executive Officer and director of the Bank since March 1995. Mr. Guenzel has over 35 years of banking experience in which he has worked in various disciplines. Mr. Guenzel began his banking career in 1963 in the management training program of Chemical Bank, where he worked in various capacities including Assistant Controller, prior to his departure in 1971. From 1971 through 1989, Mr. Guenzel was employed by European American Bank, starting as head of the Credit Division and working in problem loan resolutions and eventually as the head of the Bank's Operations and Systems Division. In 1991, Mr. Guenzel was hired as President and Chief Executive Officer of BancFlorida and its wholly-owned subsidiary, BancFlorida, FSB. Mr. Guenzel was hired when the company was experiencing serious financial difficulties associated with high non-performing assets attributable to the national recession and local economic conditions. Mr. Guenzel directed the Company's attention to problem asset resolution and returned BancFlorida Financial to profitability by substantially increasing the volume of commercial and consumer loans and the amount of transaction accounts and substantially reducing operating expenses. Mr. Guenzel served as Chief Executive Officer through BancFlorida's merger with First Union Corp. Following the BancFlorida acquisition, Mr. Guenzel worked as a consultant in the area of bank profitability analysis until being approached by the Company.

         GERARD JERVIS. Mr. Jervis, a director of the Company from inception, the Bank and PBOC, has served as a trustee of the Bishop Estate since 1994. From 1986 through 1994, Mr. Jervis was partner in the law firm of Jervis, Winer & Meheula located in Kailua, Hawaii.

         ROBERT W. MACDONALD. Mr. MacDonald, a director of the Company since inception and the Bank, is Managing Director of William E. Simon & Sons, a merchant banking firm, where he has been employed since 1991. William E. Simon & Sons has an indirect ownership interest in PBOC through Arbur, Inc. Mr. MacDonald was with Salomon Brothers between 1971 and 1979, at which time he started a financial advisory firm, Catalyst Energy Corporation, a leading developer of independent power facilities. The company went public in 1984 and was sold to an investor group in 1988. Between 1988 and 1991, Mr. MacDonald created a merchant banking corporation, East Rock Partners, which invested in alternative energy products and other projects.

         JOHN F. DAVIS. Mr. Davis, a director of the Company since inception, is an attorney who specializes in federal and state depository institution law and regulation. Mr. Davis is Chief

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

Operating Officer of First Fidelity Bancorp, Irvine, California since October 1998. Mr. Davis has served as a legal consultant for two local financial institutions since 1993 and 1995, respectively, during which he was actively involved in troubled real estate work-outs, foreclosed real estate disposition and related litigation and, with one of such institutions, a reorganization and recapitalization. During 1991 and 1992, Mr. Davis served as Of Counsel to Griffinger, Freed, Heinemann, Cook & Foreman, San Francisco, California.

         DAVID S. HONDA. Mr. Honda, a director of the Company since inception, has since 1980 been President of D.S. Honda Construction, Inc., a general contracting, construction, interior design and space planning firm located in Northridge, California. Mr. Honda has been responsible for the creation or renovation of millions of square feet of commercial real estate in Los Angeles and he is actively involved with economic development and small business organizations generally and with Asian business associations in particular throughout the city. Mr. Honda has been extensively involved with civic and service organizations in the community for many years. His firm has been recognized by local County Boards of Supervisors and Chambers of Commerce. As a result of the Northridge earthquake in 1994, an office building personally owned by Mr. Honda and his wife was severely damaged, resulting in a complete tenant vacancy of the property. Because Mr. Honda was unable to obtain additional financing or an acceptable work-out program on the damaged property, Mr. Honda filed for personal bankruptcy under the federal bankruptcy laws in 1995 which was fully discharged in July 1996.

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

         WILLIAM W. FLADER. Mr. Flader has served as Executive Vice President of the Company since February 1998 and has served as Executive Vice President of Retail Banking for the Bank since March 1995. Before joining the Bank, Mr. Flader was employed by BancFlorida, FSB from October 1980 to August 1994 in various capacities. Mr. Flader served as Senior Vice President of Retail Banking for BancFlorida from December 1989 to August 1994. Mr. Flader has worked in banking for over 20 years and at BancFlorida managed 46 branches. In addition, Mr. Flader, who is a registered securities and insurance representative, was responsible for the sale of various types of securities and insurance products. Mr. Flader also has experience with alternative delivery banking services such as ATMs.

         MICHAEL R. HILTON. Mr. Hilton is Vice President of the Company, a position he has held

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

since August of 1998. Mr. Hilton has extensive management experience in both accounting and finance at a number of financial institutions. Mr. Hilton has served as Vice President and Controller at the Bank since July of 1997. Prior to that position, Mr. Hilton was the Vice President and Controller of Ventura County National Bancorp, a commercial bank multi-holding company.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1998, there were 10,000 shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company's outstanding Common Stock as of that date.

                             Name and Address        Amount and Nature of   Percent of
      Title of Class        of Beneficial Owner      Beneficial Ownership     Class
--------------------------------------------------------------------------------------
Common Stock           People's Bank of California          10,000             100%
                       5900 Wilshire Boulevard
                       Los Angeles, California 90036

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial mortgage loans and certain single family residential loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $46,481 for 1998 and $8,000 for 1997.

         In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled $283,600 and $381,000 at December 31, 1998 and December 31, 1997 and was included in due from affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement. At December 31, 1998, trust funds of approximately $5,000, representing

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

escrows advanced by the Company, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

         As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1,548,000 common dividends paid during the period from January 1, 1998 to December 31, 1998.

         The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $200,000 were paid to the Bank during 1998.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed during the fourth quarter of 1998.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
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

10(c)             Residential Mortgage Loan Servicing Agreements between the Bank and the Servicing Agent.**

10(d)             Form of Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(e)             Form of Advisory Agreement between the Company and the Bank.**

10(f)             Form of Assignment, Assumption and Recognition Agreement between the Company, the Bank and the Servicing Agent.**

27                Financial Data Schedule.

----------
* Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on September 8, 1997.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the section of 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEOPLE'S PREFERRED CAPITAL CORPORATION

Date: March 26, 1999         By: /s/ RUDOLF P. GUENZEL
                                 -----------------------------------------------
                                 Rudolf P. Guenzel
                                 President, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                                      DATE


/s/ RUDOLF P. GUENZEL                                          March 26, 1999
---------------------------------------------------------
Rudolf P. Guenzel, President, Chief Executive Officer
   and Director (Principal Executive Officer)


/s/ J. MICHAEL HOLMES                                          March 26, 1999
---------------------------------------------------------
J. Michael Holmes, Executive Vice President, Chief
   Financial Officer, Secretary and Director
   (Principal Accounting Officer)

                     PEOPLE'S PREFERRED CAPITAL CORPORATION


/s/ GERARD JERVIS                                              March 26, 1999
Gerard Jervis, Director


/s/ ROBERT W. MACDONALD                                        March 26, 1999
-----------------------------------------------
Robert W. MacDonald, Director


/s/ JOHN F. DAVIS                                              March 26, 1999
-----------------------------------------------
John F. Davis, Director


/s/ DAVID S. HONDA                                             March 26, 1999
-----------------------------------------------
David S. Honda, Director