Form 10-Q
period 1999-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 1999-05-14
CIK 1042024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999


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



                            5900 Wilshire Boulevard,
                          Los Angeles, California 90036
                                 (323) 938-6300




         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  /X/         NO  / /


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Shares Outstanding At May 6, 1999
              -----                         ---------------------------------
  Common Stock, $0.01 par value                          10,000
Series A Preferred Shares, $0.01                        1,426,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     FIRST QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                       Page No.
                                                                                       --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition - March 31, 1999
                  and December 31, 1998                                                    3

                  Statements of Earnings - For the three months ended March 31, 1999
                  and March 31, 1998                                                       4

                  Statements of Cash Flows - For the three months ended March 31, 1999
                  and March 31, 1998                                                       5

                  Notes to Financial Statements                                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                7


         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                             12

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                       13

         Item 2:  Changes in Securities                                                   13

         Item 3:  Defaults upon Senior Securities                                         13

         Item 4:  Submission of Matters to a Vote of Security Holders                     13

         Item 5:  Other Information                                                       13

         Item 6:  Exhibits and Reports on Form 8-K                                        14


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               MARCH 31,  DECEMBER 31,
                                                                                 1999        1998
                                                                                -------    -------
ASSETS:
     Cash and cash equivalents                                                  $ 2,417    $ 1,301
     Mortgage loans, net (Note 2)                                                69,093     69,457
     Due from affiliate                                                             613      1,277
     Accrued interest receivable                                                    383        370
     Other assets                                                                     9       --
                                                                                -------    -------
         Total assets                                                           $72,515    $72,405
                                                                                -------    -------
                                                                                -------    -------
LIABILITIES:
     Accounts payable and accrued liabilities                                   $    17    $    42
                                                                                -------    -------
         Total liabilities                                                           17         42
                                                                                -------    -------
COMMITMENTS AND CONTINGENCIES                                                      --         --

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000 shares authorized:
         Preferred stock series A, issued and outstanding
         1,426,000 shares, liquidation value $35,650                                 14         14
     Common stock, par value $.01 per share, 4,000,000
         shares authorized: 10,000 shares issued and
         outstanding                                                               --         --
     Additional paid-in capital                                                  72,075     72,075
     Retained earnings                                                              409        274
                                                                                -------    -------
         Total stockholders' equity                                              72,498     72,363
                                                                                -------    -------
         Total liabilities and stockholders' equity                             $72,515    $72,405
                                                                                -------    -------
                                                                                -------    -------



                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                   Three Months Ended March 31,
                                   ----------------------------
                                     1999               1998
                                   -------            --------
REVENUES:
     Interest on mortgage loans    $1,359             $1,443
     Interest on deposits              38                 37
                                   ------             ------

         Total revenues:            1,397              1,480
                                   ------             ------
EXPENSES:
     Servicing fees                    43                 42
     Management fees                   50                 50
     Professional fees                 18                 50
     Other                              8                  4
                                   ------             ------
         Total expenses               119                146
                                   ------             ------
         Net earnings              $1,278             $1,334
                                   ------             ------
                                   ------             ------

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                                         1999              1998
                                                                                        -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                       $ 1,278           $ 1,334
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Increase in accrued interest receivable                                                (13)               (4)
     Decrease in due from affiliates                                                        664             1,054
     Decrease in dividends payable                                                         --                (460)
     Increase in other assets                                                                (9)               (9)
     Decrease in accrued expenses                                                           (25)             --
                                                                                        -------           -------
     Net cash provided by operating activities                                            1,895             1,915
                                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases                                                                     (5,946)             --
     Mortgage loan principal repayments                                                   6,335             4,281
      Purchase of accrued interest                                                          (25)             --
                                                                                        -------           -------
     Net cash provided by investing activities                                              364             4,281
                                                                                        -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid                                                        (869)             (870)
     Common stock dividends paid                                                           (274)              (48)
                                                                                        -------           -------
     Net cash used in financing activities                                               (1,143)             (918)
                                                                                        -------           -------

Net increase in cash and cash equivalents                                                 1,116             5,278
Cash and cash equivalents at beginning of period                                          1,301                44
                                                                                        -------           -------
Cash and cash equivalents at end of period                                              $ 2,417           $ 5,322
                                                                                        -------           -------
                                                                                        -------           -------


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

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1998 included in the Company's Annual Report on Form 10-K. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K filed on March 30, 1999.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):

                                                                  March 31, 1999    December 31, 1998
                                                                  --------------    -----------------
1-4 unit residential mortgage loans                                  $ 58,325           $ 58,126
Multi-family and commercial loans                                      11,021             11,584
                                                                  --------------    -----------------
                                                                       69,346             69,710
Allowance for loan losses                                                (253)              (253)
                                                                  --------------    -----------------
     Total residential mortgage loans, net                           $ 69,093           $ 69,457
                                                                  --------------    -----------------
                                                                  --------------    -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         WHEN USED IN THIS FORM 10-Q OR FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), IN THE COMPANY'S PRESS RELEASES OR OTHER PUBLIC OR STOCKHOLDER COMMUNICATIONS, OR IN ORAL STATEMENTS MADE WITH AN APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WOULD BE", "WILL ALLOW", "INTENDS TO", "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

         THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, SUBSTANTIAL CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT AND OTHER RISK OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


                                                              At or for the Three Months Ended
                                                           -------------------------------------
                                                             March 31, 1999      March 31, 1998
                                                           -------------------------------------
                                                                  (dollars in thousands)
STATEMENT OF OPERATIONS:
       Interest on mortgage loans                               $ 1,359           $ 1,443
       Total revenues                                             1,397             1,480
       Net earnings                                               1,278             1,334

STATEMENT OF CONDITION:
       Mortgage loans, net                                      $69,093           $66,142
       Total assets                                              72,515            72,553
       Total stockholders' equity                                72,498            72,553
       Average yield on mortgage loans                             7.88%             8.41%

OVERVIEW

         The Company's business is to acquire and maintain a real estate loan portfolio. The income from this portfolio generates net earnings that must be distributed to the Company's stockholders in order to maintain tax exempt status as a real estate investment trust. The Company anticipates that it will periodically reinvest excess cash from loan principal payments into real estate loans.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of March 31, 1999 certain information with respect to each type of Residential Mortgage Loan included in the Company's portfolio (dollars in thousands):


                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                                 Average
                                                                                                Remaining          Average
                                 Principal Balance     Percentage of      Average Initial          Term             Note
             Type                                        Portfolio              LTV            (in months)          Rate
-------------------------------- ------------------- ------------------- ------------------- ----------------- ----------------
7/23 step rate                           $  1,768              3.0%               83.5%                283            7.69%
15 year fixed rate                          4,124              7.1                61.3                 117            8.03
30 year fixed rate                         52,433             89.9                68.5                 321            7.54
                                 ------------------- ------------------- ------------------- ----------------- ----------------
                                          $58,325            100.0%               68.3%                305            7.58%
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

         The following table schedules residential mortgage loans with past due principal and interest payments at March 31, 1999 (dollars in thousands):

                                                  Number               Principal Balance        Percent of Portfolio
                                         -------------------------- ------------------------- -------------------------
30 to 59 days past due                                1                         $197                    0.3%
120 days and more past due                            1                           75                    0.1

         The following table schedules residential mortgage loans with past due principal and interest payments at March 31, 1998 (dollars in thousands):

                                                  Number               Principal Balance        Percent of Portfolio
                                         -------------------------- ------------------------- -------------------------
30 to 59 days past due                                1                         $205                    0.31%


         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of March 31, 1999 certain information with respect to each type of Commercial Mortgage Loan included in the Company's portfolio (dollars in thousands):

                                        TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                                Average
                                                                               Average         Remaining         Average
                                    Principal Balance    Percentage of         Initial            Term            Note
               Type                                        Portfolio             LTV          (in months)         Rate
----------------------------------- ------------------- ----------------- ------------------ --------------- ----------------
Commercial fixed rate
    balloon                                 $  5,213           47.3%            68.5%                94             9.43%
Commercial fixed rate                          1,399           12.7             74.4                115             9.98
Multi-family fixed rate
    balloon                                    1,883           17.1             47.5                 96             8.97
Multi-family fixed rate                        2,526           22.9             73.9                 93             9.76
                                    ------------------- ----------------- ------------------ --------------- ----------------
                                             $11,021          100.0%            68.4%                97             9.50%
                                    ------------------- ----------------- ------------------ --------------- ----------------
                                    ------------------- ----------------- ------------------ --------------- ----------------

         Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 64.5% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         The following table schedules commercial mortgage loans with past due principal and interest payments at March 31, 1999 (dollars in thousands):

                                                  Number               Principal Balance        Percent of Portfolio
                                         -------------------------- ------------------------- -------------------------
120 days and more past due                            1                    $  31,984                    0.3


         There were no commercial mortgage loans with past due principal and interest payments at March 31, 1998.

         All the Commercial Mortgage Loans included in the Company's portfolio bear interest at fixed rates. The weighted average interest rate of the portfolio at March 31, 1999 is 9.50%.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At March 31, 1999, the allowance for loan losses amounted to $253,000 or 0.36% of total loans. The Company has not incurred any loan losses since its inception. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. Based upon its analysis, management believes that the allowance for loan losses as of March 31, 1999 is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At March 31, 1999, the Company had total assets of $72.5 million, an increase of $110,000 from December 31, 1998. Mortgage loans totaled $69.1 million, or 95.3% of the Company's assets at the end of the quarter, compared to $69.5 million, or 95.9% of total assets, at December 31, 1998. The reduction in loans represented receipt of loan principal repayments. During the first three months of 1999, the Company purchased thirteen single family residential loans with an aggregate principal balance of $5.9 million.

         At March 31, 1999, the Company had $17,000 in accounts payable and accrued liabilities as compared to $42,000 at December 31, 1998. Preferred stock dividends of $869,000 and common stock dividends of $274,000 were both declared and paid during the first three months of 1999.

RESULTS OF OPERATIONS

         The Company reported total revenues of $1.4 million for the three-month period ended March 31, 1999 as compared to total revenues of $1.5 million for the three month period ended March 31, 1998. This decrease was primarily a result of a $84,000 reduction in interest revenue on mortgage loans. Expenses totaled $119,000 for the three months ended March 31, 1999, including $43,000 in servicing fees, $50,000 in management fees paid to the Bank, $18,000 in professional fees and $8,000 in other expenses. After deduction of total expenses, net earnings totaled $1.3 million compared to net earnings of $1.3 million for the first quarter ended March 31, 1998. Total expenses amounted to $119,000 for the first quarter ended March 31, 1999 compared to $146,000 for the three months ended March 31, 1998. This decrease in expenses was mainly due to a decrease audit and legal expenses.

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

         INTEREST RATE RISK. The company's interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 1998 there were no significant changes in the anticipated maturities or repricing of the Company's interest earning assets.

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

         The Company's loan portfolio is currently serviced by the Bank and Temple Inland Mortgage Corporation. The Bank utilizes Fiserv CBS, a third party vendor, to process substantially all of its data processing functions. The Bank has contacted its critical vendors, including Temple Inland, and has received confirmation that they will be Y2K compliant. The Bank is working with Fiserv CBS and other critical vendors to ensure that their operational and financial systems will not be adversely effected by the Y2K problem.

         The Bank is currently in the validation or testing phase of the Y2K compliance plan. The Bank developed an extensive test plan that contains test requirements and criteria, manpower assignments and target dates. A dedicated local area network specifically for Y2K testing was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions are processed on the system for the FFIEC's recommended critical test dates. The results are reviewed to ensure the system is functioning properly. Testing with Fiserv CBS will continue through May 1999. Temple Inland is also testing their systems currently and has indicated that they will be Y2K compliant.

         The Company is currently developing a contingency plan that will be completed and tested by June 30, 1999 to address a plan of action in the unlikely event that the Company or its servicers and/or business partners are not ready for Y2K. The contingency plan will address any required Company service provider changes or need to outsource to Y2K compliant entities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

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

(a)      Exhibit    Description
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


(b) No reports on form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLE'S PREFERRED CAPITAL
                                 CORPORATION


                                 /s/ Rudolf P. Guenzel
                                 ---------------------------------------
                                 Rudolf P. Guenzel
                                  President and Chief Executive Officer




                                 /s/ J. Michael Holmes
                                 ---------------------------------------
                                 J. Michael Holmes
                                 Executive Vice President and Chief
                                  Financial Officer


Date:  May 13, 1999

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

     27           Financial Data Schedule