Form 10-Q
period 1999-06-30
PEOPLES PREFERRED CAPITAL CORP
filed 1999-08-16
CIK 1042024

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


                  For the quarterly period ended JUNE 30, 1999
                                                 --------------


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

                              YES [X]    NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                           SHARES OUTSTANDING AT AUGUST 9, 1999
               -----                           ------------------------------------
    Common Stock, $0.01 par value                                  10,000
Series A Preferred Shares, $0.01 par value                        1,426,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     FIRST QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



                                                                                Page No.
PART I   FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statements of Financial Condition - June 30, 1999
             and December 31, 1998                                                3

             Statements of Earnings - For the three and six months ended
             June 30, 1999 and June 30, 1998                                      4

             Statements of Cash Flows - For the six months ended
             June 30, 1999 and June 30, 1998                                      5

             Notes to Financial Statements                                        6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            7

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                         14

PART II  OTHER INFORMATION

    Item 1:  Legal Proceedings                                                   15

    Item 2:  Changes in Securities                                               15

    Item 3:  Defaults upon Senior Securities                                     15

    Item 4:  Submission of Matters to a Vote of Security Holders                 15

    Item 5:  Other Information                                                   15

    Item 6:  Exhibits and Reports on Form 8-K                                    16


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1999         1998
                                                                               -------     -----------
ASSETS:
     Cash and cash equivalents                                                   $ 2,911     $ 1,301
     Mortgage loans, net (Note 2)                                                 68,527      69,457
     Due from affiliate                                                              620       1,277
     Accrued interest receivable                                                     373         370
     Other assets                                                                      6        --
                                                                                 -------     -------
         Total assets                                                            $72,437     $72,405
                                                                                 -------     -------
                                                                                 -------     -------

LIABILITIES:
     Accounts payable and accrued liabilities                                    $    31     $    42
                                                                                 -------     -------

         Total liabilities                                                            31          42
                                                                                 -------     -------

COMMITMENTS AND CONTINGENCIES                                                       --          --

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000 shares authorized:
         Preferred stock series A, issued and outstanding
  1,426,000 shares, liquidation value $35,650                                         14          14
     Common stock, par value $.01 per share, 4,000,000
shares authorized: 10,000 shares issued and
outstanding                                                                         --          --
     Additional paid-in capital                                                   72,075      72,075
     Retained earnings                                                               317         274
                                                                                 -------     -------
         Total stockholders' equity                                               72,406      72,363
                                                                                 -------     -------
         Total liabilities and stockholders' equity                              $72,437     $72,405
                                                                                 -------     -------
                                                                                 -------     -------



                 See accompanying notes to financial statements.

                                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                                             STATEMENTS OF EARNINGS
                                             (DOLLARS IN THOUSANDS)

                                      Three Months Ended June 30,       Six Months Ended June 30,
                                      ---------------------------       -------------------------
                                          1999           1998             1999            1998
                                      ---------------------------       -------------------------
                                                              (Unaudited)
REVENUES:
     Interest on mortgage loans          $1,359          $1,376          $2,718          $2,819
     Interest on deposits                    39              78              77             115
                                         ------          ------          ------          ------

         Total revenues:                  1,398           1,454           2,795           2,934
                                         ------          ------          ------          ------

EXPENSES:
     Servicing fees                          44              44              87              86
     Management fees                         50              50             100             100
     Professional fees                       20               8              38              58
     Other                                    7               7              15              11
                                         ------          ------          ------          ------
         Total expenses                     121             109             240             255
                                         ------          ------          ------          ------
         Net earnings                    $1,277          $1,345          $2,555          $2,679
                                         ------          ------          ------          ------
                                         ------          ------          ------          ------



                 See accompanying notes to financial statements

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                               $  2,555      $  2,679
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
         Increase (decrease) in accrued interest receivable           (3)           18
         Decrease in due from affiliates                             657         1,035
         Decrease in dividends payable                              --            (460)
         Increase in other assets                                     (6)           (5)
         Decrease in accrued expenses                                (11)         --
                                                                --------      --------
         Net cash provided by operating activities                 3,192         3,267
                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases                                             (10,401)       (8,100)
      Mortgage loan principal repayments                          11,376        10,358
      Purchase of accrued interest                                   (45)         --
                                                                --------      --------
     Net cash provided by investing activities                       930         2,258
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid                               (1,738)       (1,738)
     Common stock dividends paid                                    (774)          (48)
                                                                --------      --------
     Net cash used in financing activities                        (2,512)       (1,786)
                                                                --------      --------

Net increase in cash and cash equivalents                          1,610         3,739
Cash and cash equivalents at beginning of period                   1,301            44
                                                                --------      --------
                                                                --------      --------
Cash and cash equivalents at end of period                      $  2,911      $  3,783
                                                                --------      --------
                                                                --------      --------


                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         We are a real estate investment trust ("REIT") that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments. All of our common stock is owned by People's Bank of California (the "Bank"). We expect that all of our mortgage assets will be acquired from the Bank or purchased from other companies that are not affiliated with us. To date, all of our mortgage assets have been acquired by the Bank.

         As a REIT, dividends paid to our stockholders are deductible for federal and state income tax purposes. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 95% of their taxable income, as calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years.

         In October 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Our Board of Directors, including a majority of our independent directors authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999.

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the period presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1998 included in the Company's Annual Report on Form 10-K. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K filed on March 30, 1999.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage Loans, net consisted of the following (in thousands):

                                                 June 30, 1999     December 31, 1998
                                                 -------------     -----------------
1-4 unit residential mortgage loans                 $ 59,163           $ 58,126
Multi-family and commercial loans                      9,617             11,584
                                                 -------------     -----------------
                                                      68,780             69,710
Allowance for loan losses                               (253)              (253)
                                                 -------------     -----------------
                                                 -------------     -----------------
     Total residential mortgage loans, net          $ 68,527           $ 69,457
                                                 -------------     -----------------
                                                 -------------     -----------------


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

A Summary of Selected Financial Data of the Company is as follows:


                                                  For the Three Months Ended        For the Six Months Ended
                                                            June 30,                        June 30,
                                                  ---------------------------       -------------------------
                                                     1999            1998             1999             1998
                                                  ---------       ----------        ---------        --------
                                                                      (Unaudited)
         Interest on mortgage loans                 $1,359           $1,376           $2,718           $2,819
         Total revenues                              1,398            1,454            2,795            2,934
         Net earnings                                1,277            1,345            2,555            2,679
         Weighted average interest rate on
             mortgage loans                           7.52%            8.28%            7.52%            8.28%




                                                                                   At June 30,       At December 31,
                                                                                       1999               1998
                                                                                   -----------       ---------------
  STATEMENT OF CONDITION:
         Mortgage loans, net                                                        $68,527          $69,457
         Total assets                                                                72,437           72,405
         Total stockholders' equity                                                  72,406           72,363


OVERVIEW

         Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net income for distribution to our stockholders. As June 30, 1999, we had total assets of $72.4 million, total liabilities of $31,000 and total stockholders' equity of $72.4 million. As of that date, $68.8 million or 95.0% of our assets were comprised of Mortgage Loans. At June 30, 1999, our loan portfolio contained 265 residential mortgage loans, representing approximately 86.0% of the unpaid book balance of the Mortgage Loans contained in our portfolio, and 53 commercial mortgage loans, representing approximately 14.0% of the unpaid book balance of the Mortgage Loans contained in our portfolio. An aggregate of $59.2 million or 86.0% of our Mortgage Loans at June 30, 1999 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.24% and $9.6 million or 14.0% of our Mortgage Loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.24%. The overall yield on our portfolio as of June 30, 1999 was 7.52%.

         The composition of our Mortgage Loan portfolio is expected to change with the proposed purchase of mortgage loans which is contemplated in connection with the offering of Series B Shares. The portfolio of Mortgage Loans expected to be acquired in connection with the offering will contain a greater proportion of commercial real estate loans (when compared with our existing portfolio), which will increase the overall percentage of commercial real estate loans in our loan portfolio and correspondingly increase the weighted average portfolio yield. These loans are also expected to be less seasoned and to have greater average outstanding balances than the loans presently held in our loan portfolio. The larger average outstanding loans expected to be included in the proposed portfolio of additional loans are consistent with the larger balance loans the Bank has been originating and purchasing since completion of the initial public offering in May 1998 of PBOC Holdings, Inc.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through June 30, 1999 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties) and all of the mortgage loans which we intend to purchase in connection with the Offering will be purchased from the Bank. We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

         Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of June 30, 1999 certain information with respect to each type of Residential Mortgage Loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT


                                                                                         Average
                                                                                        Remaining              Average
                                 Principal       Percentage of        Average             Term                 Net Note
    Type                          Balance          Portfolio        Initial LTV        (in months)              Rate
-----------------------------------------------------------------------------------------------------------------------------
7/23 step rate                 $ 1,146                  1.9%             83.3%               279                 7.41%
15 year fixed rate               3,875                  6.5              62.0                114                 7.78
30 year fixed rate              54,142                 91.6              67.8                320                 7.20
                               ----------------------------------------------------------------------------------------------
                               $59,163                100.0%             67.6%               305                 7.24%
                               ----------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------



         The Residential Mortgage Loans included in our portfolio are either fixed rate loans, or are "7/23 step rate" loans. The "7/23 step rate" loan has a fixed interest rate for the first seven years, and adjusts once thereafter to a rate which applies to the remaining 23 years equal to 150 basis points above the FNMA 30 year commitment rate for delivery as of a date specified in the related mortgage note. The interest rates of the fixed-rate Residential Mortgage Loans included in our portfolio range from 6.0% per annum to 13.5% per annum. At June 30, 1999, the weighted average net interest rate of the Residential Mortgage Loans included in our portfolio was approximately 7.24% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of June 30, 1999 certain information with respect to each type of Commercial Mortgage Loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT


                                                                                             Average
                                                                            Average         Remaining           Average
                                    Principal          Percentage of        Initial            Term             Net Note
          Type                       Balance             Portfolio             LTV          (in months)            Rate
------------------------------------------------------------------------------------------------------------------------
Commercial fixed rate
      balloon                       $4,077                 42.4%             68.3%               90                 9.19%
Commercial fixed rate                1,369                 14.2              74.4               113                 9.74
Multi-family fixed rate
    balloon                          1,879                 19.6              47.5                93                 8.72
Multi-family fixed rate              2,292                 23.8              74.4                90                 9.45
                                  --------------------------------------------------------------------------------------
                                    $9,617                100.0%             68.4%               94                 9.24%
                                  --------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------


         Of the Commercial Mortgage Loans included in our portfolio, approximately 61.9% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the Commercial Mortgage Loans included in our portfolio at June 30, 1999 bear interest at fixed rates. The interest rates of the fixed-rate Commercial Mortgage Loans range from 8.5% per annum to 11.0% per annum. The weighted average net interest rate of the Commercial Mortgage Loans in our portfolio at June 30, 1999 was approximately 9.24% per annum.

ASSET QUALITY

         At June 30, 1999, there were six Residential Mortgage Loans 30 to 59 days past due as to principal and interest aggregating $1.4 million, or 2.3% of the Residential Mortgage Loan portfolio. At December 31, 1998, there were three Residential Mortgages 30 to 59 days past due as to principal and interest aggregating $299,000, or 0.5% of the Residential Mortgage Loan portfolio. In addition, there was one loan 120 days and over past due in the amount of $75,000 or 0.1% of the Residential Mortgage Loan portfolio. No Commercial Mortgage Loans were past due as of June 30, 1999 and December 31, 1998.

ALLOWANCE FOR LOAN LOSSES


         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At June 30, 1999, the allowance for loan losses amounted to $253,000 or 0.37 % of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of June 30, 1999 is sufficient to absorb any unidentified losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.


FINANCIAL CONDITION

         At each of June 30, 1999 and December 31, 1998, we had total assets of $72.4 million. As of June 30, 1999, an aggregate of $68.8 million or 95.0% of our assets was comprised of mortgage loans ("Mortgage Loans").

         During the six months ended June 30, 1999 and the year ended December 31, 1998 we purchased from the Bank additional residential Mortgage Loans with an aggregate principal balance of $10.4 million and $23.1 million, respectively. As of June 30, 1999, our Current Portfolio of Mortgage Loans (the "Current Portfolio") was comprised of $59.2 million of Residential Mortgage Loans and $9.6 million of Commercial Mortgage Loans, or 86.0% and 14.0% of our total portfolio of Mortgage Loans, respectively. The weighted average yield or our Current Portfolio as of such date was 7.52% At June 30, 1999, amounts due from affiliates aggregated $620,000, accrued interest amounted to $373,000 and we maintained an allowance for loan losses of $253,000.

         At June 30, 1999, our total liabilities amounted to $31,000, as compared to $42,000 at December 31, 1998. At June 30, 1999, stockholders' equity amounted to $72.4 million, after taking into consideration earnings of $2.6 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $2.5 million during the year. At December 31, 1998 stockholders' equity amounted to $72.4 million.

RESULTS OF OPERATIONS

         We reported net earnings of $2.6 million for the six months ended June 30, 1999 compared to $2.7 million for the comparable period in 1998. The decrease in earnings during the six month period was due to a decrease in interest earned on Mortgage Loans, which offset decreased expenses.

         Total revenues for the six months ended June 30, 1999 decreased from $2.9 million to $2.8 million over the comparable prior period due to decreased interest on Mortgage Loans and deposits.

         Total expenses for the six months ended June 30, 1999 decreased to $240,000 from $255,000 during the six months ended June 30, 1998, primarily due to a decrease in professional fees. Advisory fee payments to the Bank were $100,000 during each of the six month periods ended June 30, 1999 and 1998. The Bank received $14,000 and $15,000, for servicing our Commercial Mortgage Loans and $34,000 and $1,700, for servicing a portion of our Residential Mortgage Loans during the six months ended June 30, 1999 and 1998. Temple Inland Mortgage

Corporation, which services a portion of our Residential Mortgage Loans, received $38,000 and $69,000, servicing fees during the six months ended June 30, 1999 and 1998, respectively.

         For the three months ended June 30, 1999 we reported net earnings of $1.3 million compared to $1.3 million for three months ended June 30, 1998. Total revenues were $1.4 million for the three months ended June 30, 1999 compared to total revenues of $ 1.5 million for the three months ended June 30,1998. This decrease was due to a decrease in interest on mortgage loans and deposits. Total expenses amounted to $121,000 for the second quarter ended June 30, 1999 compared to $109,000 for the second quarter ended June 30, 1998. This increase in expenses was mainly due to an increase in audit and legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments and to capitalize on opportunities for our business expansion. In managing liquidity, we take into account various legal limitations placed on a REIT.

         Our principal liquidity needs are to maintain its current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The Company has not had and does not anticipate having any material capital expenditures.

         To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code of 1986, as amended (the "Code"), or a combination of these methods. Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur. Notwithstanding the foregoing, we may not, without the approval of a majority of the Company's independent directors, incur debt in excess of 20% of our total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to us.

         We also may issue additional series of preferred stock. However, we may not issue additional shares of preferred stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of preferred stock outstanding at that time. We may not issue additional shares of preferred stock on a parity with the Series A Preferred Shares without the prior approval of a majority of our independent directors. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999.

         INTEREST RATE RISK. Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of Mortgage Loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing Mortgage Loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 1998 there were no significant changes in the anticipated maturities or repricing of our interest earning assets.

YEAR 2000

         During 1997, we finalized its plan to address issues related to the Year 2000 ("Y2K") problem. The Y2K issue is primarily a result of computer software recognizing a two-digit date field rather than the full four digits, which identify the appropriate year. Date-sensitive computer programs, hardware or equipment controlled by microprocessor chips may not appropriately deal with the year "00".

         Our loan portfolio is currently serviced by the Bank and Temple Inland Mortgage Corporation. The Bank utilizes Fiserv CBS, a third party vendor, to process substantially all of its data processing functions. The Bank has contacted its critical vendors, including Temple Inland, and has received confirmation that they will be Y2K compliant. The Bank is working with Fiserv CBS and other critical vendors to ensure that their operational and financial systems will not be adversely effected by the Y2K problem.

         The Bank has completed the validation or testing phase of the Y2K compliance plan. The Bank developed an extensive test plan that contained test requirements and criteria, manpower assignments and target dates. A dedicated Y2K test local area network was established to communicate with the Fiserv CBS test system. Detailed test scripts designed to test date-related functions were processed on the system for the FFIEC's recommended critical test dates. The results are reviewed to ensure the system is functioning properly. Dates up to up through and including December 31, 2001 were successfully tested. Temple Inland is also testing their systems currently and has indicated that they will be Y2K compliant.

         We have developed a contingency plan to address course of action in the unlikely event that we or our vendors and/or business partners are not ready for Y2K. The plan will thoroughly tested during the upcoming months to ensure an orderly continuation of key operations in the event a problem occurs.

         We have not incurred any significant expenses to date and does not expect to incur any in conjunction with the Y2K problem.

         Our plans to complete Y2K compliance are based on management's and our Board's best estimates. There can be no guarantee that these estimates will be achieved, and the ending results could be significantly different due to unforeseen circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk".

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

         3(a)(i)           Amended Articles of Incorporation of the Company.*

         3(a)(ii)          Form of Amended and Restated Articles of Incorporation of the Company.**

         3(b)              By-laws of the Company.**

         4                 Specimen of certificate representing Series A Preferred Shares.**

         10(a)             Residential  Mortgage Loan Purchase and Warranties  Agreement between the Company and the Bank.*

         10(a)(1)          Amendment to Residential Mortgage Loan Purchase and
                           Warranties Agreement between the Company and the Bank.*

         10(b)             Commercial  Mortgage Loan Purchase and Warranties  Agreement  between the Company and the Bank.*

         10(c)             Residential  Mortgage  Loan  Servicing  Agreement  between  the Bank  and the  Temple
                           Inland Mortgage Corporation.**

         10(d)             Assignment,  Assumption and Recognition  Agreement between the Company,  the Bank and
                           Temple Inland Mortgage Corporation.*

         10(e)             Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.*

         10(f)             Advisory Agreement between the Company and the Bank.***

         27                Financial Data Schedule.


------------

* Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-84823) as filed with the Securities and Exchange Commission on August 9, 1999.

** Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

*** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on September 8, 1997.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEOPLE'S PREFERRED CAPITAL
                                CORPORATION



                                /s/ RUDOLF P. GUENZEL
                                -----------------------------
                                Rudolf P. Guenzel
                                President and Chief Executive Officer



                                /s/ J. MICHAEL HOLMES
                                -----------------------------
                                J. Michael Holmes
                                Executive Vice President and Chief
                                Financial Officer


Date:  August 12, 1999

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

   27               Financial Data Schedule
