Form 10-Q
period 1999-09-30
PEOPLES PREFERRED CAPITAL CORP
filed 1999-11-10
CIK 1042024

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

                For the quarterly period ended SEPTEMBER 30, 1999


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

                            YES  [X ]         NO  [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Class                                     Shares Outstanding At November 4, 1999
                            -----                                     --------------------------------------
                Common Stock, $0.01 par value                                         10,000
         Series A Preferred Shares, $0.01 par value                                1,426,000

----------------------------------------------------------------------------------------------------------------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     THIRD QUARTER 1999 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------
PART I   FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statements of Financial Condition - September 30, 1999
             and December 31, 1998                                              3

             Statements of Earnings - For the three and nine months ended
             September 30, 1999 and September 30, 1998                          4

             Statements of Cash Flows - For the nine months ended
             September 30, 1999 and September 30, 1998                          5

             Notes to Financial Statements                                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         14

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                       15

PART II  OTHER INFORMATION

    Item 1:  Legal Proceedings                                                 15

    Item 2:  Changes in Securities                                             15

    Item 3:  Defaults upon Senior Securities                                   15

    Item 4:  Submission of Matters to a Vote of Security Holders               15

    Item 5:  Other Information                                                 15

    Item 6:  Exhibits and Reports on Form 8-K                                  16


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             SEPTEMBER 30,              DECEMBER 31,
                                                                                1999                        1998
                                                                         -----------------------     -------------------------
                                                                              (Unaudited)
ASSETS:
     Cash and cash equivalents...................................          $       2,211               $       1,301
     Mortgage loans, net (Note 2)................................                 69,679                      69,457
     Due from affiliate..........................................                    624                       1,277
     Accrued interest receivable.................................                    357                         370
     Other assets................................................                      3                          --
                                                                         -----------------------     -------------------------
         Total assets............................................          $      72,874               $      72,405
                                                                         -----------------------     -------------------------
                                                                         -----------------------     -------------------------

LIABILITIES:
     Accounts payable and accrued liabilities....................          $          49               $          42
                                                                         -----------------------     -------------------------

         Total liabilities.......................................                     49                          42
                                                                         -----------------------     -------------------------

COMMITMENTS AND CONTINGENCIES....................................                     --                          --

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000
         shares authorized:
         Preferred stock series A, issued and outstanding
          1,426,000 shares, liquidation value $35,650 ...........                     14                          14
     Common stock, par value $.01 per share, 4,000,000 ..........
        shares authorized: 10,000 shares issued and .............
        outstanding..............................................                     --                          --
     Additional paid-in capital..................................                 72,075                      72,075
     Retained earnings...........................................                    736                         274
                                                                         -----------------------     -------------------------
         Total stockholders' equity..............................                 72,825                      72,363
                                                                         -----------------------     -------------------------
         Total liabilities and stockholders' equity..............          $      72,874               $      72,405
                                                                         -----------------------     -------------------------
                                                                         -----------------------     -------------------------



                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                     Three Months Ended                             Nine months Ended
                                                        September 30,                                  September 30,
                                              --------------------------------------      -------------------------------------
                                                    1999                 1998                 1999                  1998
                                              ----------------- -- -----------------     ----------------     -----------------
                                                                                (Unaudited)
REVENUES:
     Interest on mortgage loans........         $      1,385        $        1,354        $        4,103       $      4,173
     Interest on deposits..............                   25                    84                   102                199
                                              -----------------    -----------------     ----------------     -----------------

         Total revenues................                1,410                 1,438                 4,205              4,372
                                              -----------------    -----------------     ----------------     -----------------

EXPENSES:
     Servicing fees....................                   45                    42                   132                128
     Management fees ..................                   50                    50                   150                150
     Professional fees.................                   19                    15                    57                 73
     Other.............................                    8                    19                    23                 30
                                              -----------------    -----------------     ----------------     -----------------
         Total expenses................                  122                   126                   362                381
                                              -----------------    -----------------     ----------------     -----------------
         Net earnings..................         $      1,288        $        1,312        $        3,843       $      3,991
                                              -----------------    -----------------     ----------------     -----------------
                                              -----------------    -----------------     ----------------     -----------------


                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                 Nine months Ended
                                                                                                   September 30,
                                                                                         -----------------------------------
                                                                                                1999              1998
                                                                                         ------------------- ---------------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings...........................................................               $      3,843        $     3,991
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
         Decrease in accrued interest receivable............................                         13                 50
         Decrease in due from affiliates....................................                        653                993
         Decrease in dividends payable......................................                         --               (460)
         Increase in other assets...........................................                         (3)                (3)
         Increase in accrued expenses.......................................                          7                 --
                                                                                         ------------------- ---------------
         Net cash provided by operating activities..........................                      4,513              4,571
                                                                                         ------------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases........................................................                    (14,265)            (8,100)
      Mortgage loan principal repayments....................................                     14,108             16,124
      Purchase of accrued interest..........................................                        (65)                --
                                                                                         ------------------- ---------------
     Net cash provided by (used in) investing activities....................                       (222)             8,024
                                                                                         ------------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid.........................................                     (2,607)            (2,607)
     Common stock dividends paid............................................                       (774)            (1,048)
                                                                                         ------------------- ---------------
     Net cash used in financing activities..................................                     (3,381)            (3,655)
                                                                                         ------------------- ---------------

Net increase in cash and cash equivalents...................................                        910              8,940
Cash and cash equivalents at beginning of period............................                      1,301                 44
                                                                                         ------------------- ---------------
Cash and cash equivalents at end of period..................................               $      2,211        $     8,984
                                                                                         ------------------- ---------------
                                                                                         ------------------- ---------------


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

         In October 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares, which will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999 to date, the Company has not issued any Series B Preferred Shares.

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1998 included in the Company's Annual Report on Form 10-K of People's Preferred Capital Corporation (the "Company"). All terms used but not defined elsewhere herein have meanings ascribed to them in the Annual Report on Form 10-K with the SEC filed on March 30, 1999.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):


                                                                    September 30, 1999               December 31, 1998
                                                               ------------------------------    ---------------------------
                                                                        (Unaudited)
1-4 unit residential mortgage loans......................            $       60,656                    $      58,126
Multi-family and commercial loans........................                     9,276                           11,584
                                                               ------------------------------    ---------------------------
                                                                             69,932                           69,710
Allowance for loan losses................................                      (253)                            (253)
                                                               ------------------------------    ---------------------------
     Total mortgage loans, net...........................            $       69,679                    $      69,457
                                                               ------------------------------    ---------------------------
                                                               ------------------------------    ---------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         WHEN USED IN THIS FORM 10-Q OR FUTURE FILINGS BY THE COMPANY WITH THE SEC, IN THE COMPANY'S PRESS RELEASES OR OTHER PUBLIC OR STOCKHOLDER COMMUNICATIONS, OR IN ORAL STATEMENTS MADE WITH AN APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WOULD BE", "WILL ALLOW", "INTENDS TO", "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT", OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995.

         THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, SUBSTANTIAL CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT AND OTHER RISKS OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

A Summary of Selected Financial Data of the Company is as follows (dollars in thousands):


                                                            For the Three Months Ended           For the Nine Months Ended
                                                                 September 30,                          September 30,
                                                     -------------------------------------- -------------------------------------
                                                            1999               1998               1999                1998
                                                     -------------------------------------- ------------------ -------------------
                                                                                     (Unaudited)
         Interest on mortgage loans ..............          $1,385             $1,354              $4,103              $4,173
         Total revenues...........................           1,410              1,438               4,205               4,372
         Net earnings.............................           1,288              1,312               3,843               3,991


                                                                                        At September 30,       At December 31,
                                                                                              1999                    1998
                                                                                       -------------------    -----------------
  STATEMENT OF CONDITION:                                                                 (Unaudited)
         Mortgage loans, net..................                                              $ 69,679               $ 69,457
         Total assets.........................                                                72,874                 72,405
         Total stockholders' equity...........                                                72,825                 72,363
         Weighted average yield on
         mortgage loans ......................                                                 7.64%                  7.86%

OVERVIEW

         Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net income for distribution to our stockholders. As September 30, 1999, we had total assets of $72.9 million, total liabilities of $49,000 and total stockholders' equity of $72.8 million. As of that date, $69.7 million or 95.6% of our assets were comprised of mortgage loans. At September 30, 1999, our loan portfolio contained 264 residential mortgage loans, representing approximately 86.7% of the unpaid book balance of the mortgage loans contained in our portfolio, and 50 commercial mortgage loans, representing approximately 13.3% of the unpaid book balance of the mortgage loans contained in our portfolio. An aggregate of $60.7 million or 86.7% of our mortgage loans at September 30, 1999 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.35% and $9.3 million or 13.3% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.49%. The overall yield on our portfolio as of September 30, 1999 was 7.64%.

         The composition of our mortgage loan portfolio is expected to change with the proposed purchase of mortgage loans, which is contemplated in connection with the offering of Series B Preferred Shares. The portfolio of Mortgage Loans expected to be acquired in connection with the offering will contain a greater proportion of commercial real estate loans (when compared with our existing portfolio), which will increase the overall percentage of commercial real estate loans in our loan portfolio and correspondingly increase the weighted average portfolio yield. These loans are also expected to be less seasoned and to have greater average outstanding balances than the loans presently held in our loan portfolio. The larger average outstanding loans expected to be included in the proposed portfolio of additional loans are consistent with the larger balance loans the Bank has been originating and purchasing since completion of the initial public offering in May 1998 of PBOC Holdings, Inc, the parent holding company of the Bank. No assessment can be made as to when the Company will complete the offering of the Series B Preferred Shares, if at all.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through September 30, 1999 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties) and all of the mortgage loans which we intend to purchase in connection with the proposed offering, of the Series B Preferred Shares will be purchased from the Bank. We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

         Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of September 30, 1999 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT
                                                                                                  Average
                                                                              Average            Remaining        Average
                                      Principal         Percentage of     Initial Loan to          Term           Net Note
             Type                     Balance             Portfolio         Value "LTV"         (in months)         Rate
-------------------------------- ------------------- ------------------- ------------------- ----------------- ----------------
                                                                          (Unaudited)
7/23 step rate...........           $         239              0.4%               88.1%                277            7.53%
15 year fixed rate.......                   4,752              7.8                60.7                 125            7.53
30 year fixed rate.......                  55,665             91.8                67.5                 323            7.34
                                 ------------------- -------------------
                                    $      60,656            100.0%               66.9%                307            7.35%
                                 ------------------- ------------------- ------------------- ----------------- ----------------
                                 ------------------- ------------------- ------------------- ----------------- ----------------


         The residential mortgage loans included in our portfolio are either fixed rate loans, or are "7/23 step rate" loans. The "7/23 step rate" loan has a fixed interest rate for the first seven years, and adjusts once thereafter to a rate which applies to the remaining 23 years equal to 150 basis points above the FNMA 30 year commitment rate for delivery as of a date specified in the related mortgage note. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 5.875% per annum to 13.5% per annum. At September 30, 1999, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.35% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of September 30, 1999 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                                Average
                                                                               Average         Remaining         Average
                                         Principal       Percentage of         Initial            Term          Net Note
               Type                       Balance          Portfolio             LTV          (in months)         Rate
----------------------------------- ------------------- ----------------- ------------------ --------------- ----------------
                                                                          (Unaudited)
Commercial fixed rate
  balloon.....................              $  4,056           43.7%            68.3%                87             9.44%
Commercial fixed rate.........                 1,339           14.5             74.4                110             9.99
Multi-family fixed rate
  balloon.....................                 1,819           19.6             46.3                 92             8.96
Multi-family fixed rate.......                 2,062           22.2             73.9                 88             9.74
                                    ------------------- -----------------
                                            $  9,276          100.0%            68.1%                91             9.49%
                                    ------------------- ----------------- ------------------ --------------- ----------------
                                    ------------------- ----------------- ------------------ --------------- ----------------


         Of the commercial mortgage loans included in our portfolio, approximately 63.3% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the commercial mortgage loans included in our portfolio at September 30, 1999 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at September 30, 1999 was approximately 9.49% per annum.

ASSET QUALITY

         At September 30, 1999, there was one residential mortgage loan 30 to 59 days past due as to principal and interest aggregating $196,000, or .30% of the residential mortgage loan portfolio. At December 31, 1998, there were three residential mortgage 30 to 59 days past due as to principal and interest aggregating $299,000, or 0.5% of the residential mortgage loan portfolio. In addition, as of December 31, 1998, there was one residential mortgage loan 120 days and over past due in the amount of $75,000 or 0.1% of the residential mortgage loan portfolio. No commercial mortgage loans were past due as of September 30, 1999 or December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At September 30, 1999, the allowance for loan losses amounted to $253,000 or .36% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of September 30, 1999 is sufficient to absorb any unidentified losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At September 30, 1999 and December 31, 1998, we had total assets of $72.9 and $72.4 million, respectively. As of September 30, 1999, an aggregate of $69.7 million or 95.6% of our assets was comprised of mortgage loans.

         During the nine months ended September 30, 1999 and the year ended December 31, 1998 we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $14.3 million and $23.1 million, respectively. As of September 30, 1999, our portfolio of mortgage loans was comprised of $60.7 million of residential mortgage loans and $9.3 million of commercial mortgage loans, or 86.7% and 13.3% of our total portfolio of mortgage loans, respectively. The weighted average yield or our portfolio as of such date was 7.64%. At September 30, 1999, amounts due from affiliates aggregated $624,000, accrued interest amounted to $357,000 and we maintained an allowance for loan losses of $253,000.

         At September 30, 1999, our total liabilities amounted to $49,000, as compared to $42,000 at December 31, 1998. At September 30, 1999, stockholders' equity amounted to $72.8 million, after taking into consideration earnings of $3.8 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $3.4 million during the year. At December 31, 1998 stockholders' equity amounted to $72.4 million.

RESULTS OF OPERATIONS

         We reported net earnings of $3.8 million for the nine months ended September 30, 1999 compared to $4.0 million for the comparable period in 1998. The decrease in earnings during the nine month period was due to a decrease in interest earned on mortgage loans, which was partially offset by a decrease in expenses.

         Total revenues for the nine months ended September 30, 1999 decreased from $4.4 million to $4.2 million over the comparable prior period due to decreased interest on mortgage loans and deposits.

         Total expenses for the nine months ended September 30, 1999 decreased to $362,000 from $381,000 during the nine months ended September 30, 1998, primarily due to a decrease in professional fees. Advisory fee payments to the Bank were $150,000 during each of the nine month periods ended September 30, 1999 and 1998. The Bank received $21,000 and $23,000, for servicing our commercial mortgage loans and $57,000 and $7,000, for servicing a portion of our residential mortgage loans during the nine months ended September 30, 1999 and 1998. Temple Inland Mortgage Corporation, which services a portion of our residential mortgage loans, received $54,000 and $98,000 in servicing fees during the nine months ended September 30, 1999 and 1998, respectively.

         For the three months ended September 30, 1999 we reported net earnings of $1.3 million compared to $1.3 million for three months ended September 30, 1998. Total revenues were $1.4 million for the three months ended September 30, 1999 compared to total revenues of $1.4 million for the three months ended September 30, 1998. Total expenses amounted to $122,000 for the third quarter ended September 30, 1999 compared to $126,000 for the third quarter ended September 30, 1998. This decrease in expenses was mainly due to a decrease in other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments and to capitalize on opportunities for our business expansion. In managing liquidity, we take into account various legal limitations placed on a REIT.

         Our principal liquidity needs are to maintain our current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees and the possible issuance of additional shares of capital stock. The Company has not had and does not anticipate having any material capital expenditures.

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

         We also may issue additional series of preferred stock. However, we may not issue additional shares of preferred stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of preferred stock outstanding at that time. We may not issue additional shares of preferred stock on a parity with the Series A Preferred Shares without the prior approval of a majority of our independent directors. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which will be parity stock with respect to the Series A Preferred Shares. The Registration Statement was filed on August 9, 1999. No assurance can be made, however as to when the Company will complete the offering of Series B Preferred Shares, if at all.

INTEREST RATE RISK

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

YEAR 2000

         During 1997, we finalized our plan to address issues related to the Year 2000 ("Y2K") problem. The Y2K issue is primarily a result of computer software recognizing a two-digit date field rather than the full four digits, which identify the appropriate year. Date-sensitive computer programs, hardware or equipment controlled by microprocessor chips may not appropriately deal with the year "00".

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

         We have developed a contingency plan to address course of action in the unlikely event that we or our vendors and/or business partners are not ready for Y2K. The plan will be thoroughly tested throughout the remainder of the year to ensure an orderly continuation of key operations in the event a problem occurs.

         We have not incurred any significant expenses to date and not expect to incur any in conjunction with the Y2K problem.

         Our plans to complete Y2K compliance are based on management's and our Board's best estimates. There can be no guarantee that these estimates will be achieved, and the ending results could be significantly different due to unforeseen circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Risk".

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

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                       None

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       None

         ITEM 5:  OTHER INFORMATION
                       None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT      DESCRIPTION
     3(a)(i)      Amended Articles of Incorporation of the Company.**

     3(a)(ii)     Form of Amended and Restated Articles of Incorporation of the Company.*

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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

                                         PEOPLE'S PREFERRED CAPITAL
                                         CORPORATION



                                         /s/ Rudolf P. Guenzel
                                         ---------------------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer



                                         /s/ J. Michael Holmes
                                         ---------------------------------------
                                         J. Michael Holmes
                                         Executive Vice President and Chief
                                          Financial Officer

                                 Date: November 4, 1999

EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
     27           Financial Data Schedule

