Form 10-K405
period 1999-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 2000-03-30
CIK 1042024

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:                         Commission File:
              December 31, 1999                                  0-23131

                     People's Preferred Capital Corporation
             (Exact name of registrant as specified in its Charter)

           Maryland                                      95-4642529
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             5900 Wilshire Boulevard, Los Angeles, California, 90036 (Address of principal executive offices, including zip code)

                                 (323) 938-6300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
           9.75% Noncumulative Exchangeable Preferred Stock, Series A:

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      All 10,000 shares of Common Stock were held by People's Bank of California at December 31, 1999; therefore, no Common Stock is held by non-affiliates.

  Documents incorporated by reference              Part of Form 10-K
           in this Form 10-K                      which incorporated

                 None                                      --

================================================================================

                                       PART I
                                                                            Page
                                                                            ----

Item 1   Business........................................................      2
         - General.......................................................      2
         - General Description of Mortgage Assets and Other Authorized
           Investments; Investment Policy................................      4
         - Management Policies and Programs..............................      6
         - Servicing.....................................................     12
         - Federal Income Tax Considerations.............................     18
         - Taxation of the Company.......................................     18
         - Taxation of United States Stockholders........................     23
         - Taxation of Foreign Stockholders..............................     25
         - Information Reporting Requirements and Backup Withholding Tax.     27
         - Other Tax Consequences........................................     27
Item 2   Properties......................................................     28
Item 3   Legal Proceedings...............................................     28
Item 4   Submission of Matters to a Vote of Security Holders.............     28

                                      PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
            Matters .....................................................     28
Item 6   Selected Financial Data.........................................     30
Item 7   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................     31
         - Description of Portfolio......................................     31
         - Financial Condition...........................................     37
         - Results of Operations.........................................     37
         - Allowance for Loan Losses.....................................     38
         - Liquidity Risk Management.....................................     38
Item 7A  Quantitative and Qualitative Disclosures About Market Risk......     40
Item 8   Financial Statements and Supplementary Data.....................     41
Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................     55

                                      PART III

Item 10  Directors and Executive Officers of the Corporation.............     55
Item 11  Executive Compensation..........................................     58
Item 12  Security Ownership of Certain Beneficial Owners and Management..     58
Item 13  Certain Relationships and Related Transactions..................     59

                                      PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.     59

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                                     PART I

ITEM 1: BUSINESS

General

      General. People's Preferred Capital Corporation (the "Company") is a Maryland corporation which was incorporated in June 1997 to acquire, hold and manage mortgage assets. The Company operates as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is not subject to federal income tax on net income and capital gains that it distributes to the holders of its common stock and preferred shares, including the Series A Preferred Shares. The Company is a wholly owned subsidiary of People's Bank of California (the "Bank"), a federal savings bank organized under the laws of the United States.

      The Company commenced its operations in October 1997 upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at a liquidation preference of $25.00 per share. All shares of common stock are owned by the Bank. The Series A Preferred Shares are traded on the Nasdaq National Market under the symbol "PPCCP." The Company purchased from the Bank its initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at an aggregate purchase price of $71.3 million. The Company has purchased additional Mortgage Loans from the Bank from time to time.

      The Company's principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments (as defined herein) that will generate net earnings for distribution to stockholders. All of the Company's Mortgage Assets may be acquired from the Bank or purchased from unaffiliated third parties as whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties ("Residential Mortgage Loans") or by multi-family residential and commercial properties (collectively, "Commercial Mortgage Loans"). Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company's Mortgage Assets through December 31, 1999 were acquired from the Bank. With respect to Mortgage Loans which were purchased by the Bank from unaffiliated third parties, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. During 1999, the Company acquired forty-three single-family residential mortgage loans which were originated by the Bank with an aggregate principal balance of $16.5 million. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties.

      Dividend Policy. The Company expects to distribute annually an aggregate amount of dividends with respect to its outstanding shares of capital stock equal to approximately 100% of the Company's "REIT taxable income" (excluding capital gains). In order to remain qualified as a REIT, the Company is required to distribute annually to stockholders 95% of its "REIT taxable income" (excluding capital gains). See "Federal Income Tax Considerations--Annual Distribution Requirements."

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

      The Office of Thrift Supervision ("OTS") prompt corrective action regulations prohibit thrift institutions such as the Bank from making "capital distributions" (defined to include a transaction that the OTS or Federal Deposit Insurance Corporation ("FDIC") determines, by order or regulation, to be "in substance a distribution of capital") unless the institution is at least "adequately capitalized" after the distribution. There can be no assurances that either the OTS or the FDIC would not seek to restrict the Company's payment of dividends on the Series A Preferred Shares under this provision if the Bank were to fail to maintain its status as "adequately capitalized." Currently, an institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%. At December 31, 1999, the Bank's total risk-based capital ratio was 11.96%, its Tier 1 risk-based capital ratio was 11.08% and core capital (or leverage) ratio was 6.78%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under the prompt corrective action regulations. However, there can be no assurance that the Bank will be able to maintain such capital levels.

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

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

      Residential Mortgage Loans. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal

Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $252,700 for one-unit residential loans to $485,800 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of the Company's nonconforming Residential Mortgage Loans is expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

      Mortgage-Backed Securities. The Company may from time to time acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans ("Mortgage-Backed Securities"). The Company intends to acquire only investment grade Mortgage-Backed Securities or those issued or guaranteed by agencies of the federal government or government sponsored agencies. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States. The Company does not intend to acquire any interest-only, principal-only or high-risk Mortgage-Backed Securities. The Company will not be precluded from investing in Mortgage-Backed Securities when the Bank is the sponsor or issuer. At December 31, 1999, the Company did not hold any investments in Mortgage-Backed Securities.

      Other Assets. The Company may invest up to 20% of the total value of its assets in investments other than Residential Mortgage Loans, Commercial Mortgage Loans, Mortgage-Backed Securities eligible to be held by REITs, (i.e., qualified real estate assets under the Code), cash, cash equivalents (including receivables) and government securities (collectively, "Other Authorized Investments"). Although the foregoing assets must constitute at least 75% of the value of the REIT's total assets under Section 865(c)(5)(A) of the Code, up to 25% of the value of a REIT's total assets may be comprised of non-mortgage-related securities as defined in the Investment Company Act of 1940 (the "Investment Company Act"). Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code requires that the value of any one issuer's securities (other than those securities included in the 75% test) may not exceed 5% of the total assets (by volume) of the REIT and the REIT may not own more than 10% of the voting securities (other than those securities included in the 75% test) of any one issuer. At December 31, 1999, the Company did not hold any such investments.

Management Policies and Programs

      General. In administering the Company's Mortgage Assets and Other Authorized Investments, the Advisor (defined below) has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide administration of the Company and the Advisor with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders, including holders of the Series A Preferred Shares.

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

      Asset Acquisition and Disposition Policies. The Company anticipates that from time to time it will purchase additional Mortgage Loans from the Bank on a basis consistent with secondary market standards pursuant to its Mortgage Purchase Agreements with the Bank, out of proceeds received in connection with the repayment or disposition of Mortgage Loans or the issuance of additional shares of Common Stock and Preferred Stock. The Company anticipates that additional Mortgage Loans purchased from the Bank will be purchased on terms that are substantially identical to those that could be obtained by the Company if such additional Mortgage Loans were purchased from third parties unaffiliated with the Company. The Company has no present plans or intentions to purchase Mortgage Loans from unaffiliated third parties. The Company currently anticipates that additional Mortgage Loans acquired by the Company will be of the types described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Portfolio," although the Company may purchase additional types of Mortgage Loans and is not limited as to the type or the amount that may be purchased. In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans that will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as servicer of any such Residential Mortgage Loans and Commercial Real Estate Loans. The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company. See "Servicing."

      The Company's current policy is not to acquire any Commercial Mortgage Loan that constitutes more than 5.0% of the total book value of the Mortgage Assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), which Mortgage Loan (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) Classified, (b) on Nonaccrual Status or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Mortgage Loans that are in "Nonaccrual Status" are generally loans that are past due 90 days or more in principal or interest, and "Classified" Mortgage Loans are generally troubled loans that are deemed substandard, doubtful or loss with respect to collectibility. See "Servicing" for a discussion of the treatment of Mortgage Loans which become nonperforming or real estate owned ("REO").

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

      The Company had no debt outstanding at December 31, 1999, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the Independent Directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

      Credit Risk Management Policies. The Company expects that each Mortgage Loan acquired in the future will represent a first lien position and will be originated by the Bank or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by the Bank (at the time of origination) for its own account. See "Underwriting Standards." The Company also expects that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements (defined below), which require servicing in conformity with any servicing guidelines promulgated by the Company with respect to Commercial Mortgage Loans and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures.

      Conflict of Interest Policies. Because of the nature of the Company's relationship with the Bank and the Servicing Agent (defined below), it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, the Company's acquisition of Mortgage Loans from, or disposition of Mortgage Loans to, the Bank, foreclosure on defaulted Commercial Mortgage Loans and the modification of the Advisory Agreement or either of the Servicing Agreements. It is the Company's policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the mortgage lending industry. In addition, neither the Advisory Agreement nor either of the Servicing Agreements may be modified or terminated without the approval of a majority of the Independent Directors.

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

      The Advisory Agreement has an initial term of five years, and will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon 90 days' prior notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either not to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. The Advisor is receiving an annual advisory fee equal to $200,000.

Servicing

      Residential Mortgage Loan Servicing. In March 1997, the Bank sold to Temple Inland Mortgage Corporation ("TIMC"), a Nevada corporation and a wholly owned subsidiary of Guaranty Federal Bank, F.S.B., which is wholly owned by Temple-Inland Inc., an unrelated third party, the servicing rights with respect to substantially all of the Residential Mortgage Loans held by the Bank at that time, including all of the Residential Mortgage Loans initially acquired by the Company from the Bank. In connection with such sale, the Bank entered into the TIMC Residential Servicing Agreement with TIMC pursuant to which TIMC services, among other things, all of the Residential Mortgage Loans initially acquired by the Company from the Bank as well as with respect to certain Residential Mortgage Loans sold by the Bank to the Company thereafter. The Bank again began servicing Residential Mortgage Loans originated by it in February 1998.

      The Residential Servicing Agreements provide that the Servicing Agents will receive an annual servicing fee with respect to each Residential Mortgage Loan serviced for the Company that shall be equal to the outstanding principal balance of such Residential Mortgage Loans multiplied by a fee of 0.25% (in the case of fixed rate Residential Mortgage Loans (including "7/23 step rate" loans) and 0.375% (in the case of adjustable rate Residential Mortgage Loans).

      The Residential Servicing Agreements require the Servicing Agent to service the Company's Residential Mortgage Loans in a manner generally consistent with servicing guidelines promulgated by the Bank and with FNMA and FHLMC guidelines and procedures and as otherwise set forth in the Residential Servicing Agreements. The Servicing Agents will collect and remit principal and interest payments, administer mortgage, custodial and escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Residential Mortgage Loans they service. The Servicing Agents also will provide accounting and reporting services to the Company for such Residential Mortgage Loans. Additionally the Servicing Agents will assume responsibility for payment of ground rents, taxes, assessments, water rates, mortgage insurance premiums, and other charges that are or may become liens upon the mortgaged property. The Servicing Agents also are responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Residential Servicing Agreements require the Servicing Agents to follow such collection procedures that are consistent with the Servicing Agents' procedures for servicing mortgage loans comparable to the Residential Mortgage Loans and to exercise the degree of care required by FNMA and FHLMC.

      The Servicing Agents may waive, modify or vary any term of any Residential Mortgage Loan or consent to the postponement of compliance with any such term or in any manner grant indulgence to any borrower if in the Servicing Agents' reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Company; provided, however, that the Servicing Agents shall not permit any modification with respect to any Residential Mortgage Loan that would decrease the mortgage interest rate (other than by adjustments required by the terms of the mortgage note), defer or forgive the payment thereof or of any principal or interest payments, reduce the outstanding principal amount (except for actual payments of principal), make future advances or extend the final maturity date on such Residential Mortgage Loan without the Company's prior written consent. However, the Servicing Agents may permit forbearance or allow for suspension of monthly payments if the borrower is in default or the Servicing Agents determine in their reasonable discretion that default is imminent and if the Servicing Agents determine that granting such forbearance or suspension is in the best interest of the Company. The Servicing Agents will use their best efforts, consistent with the procedures that the Servicing Agents would use in servicing loans for their own accounts, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Residential Mortgage Loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments.

      The Residential Servicing Agreement with TIMC provides that the Company can direct TIMC to transfer the servicing and disposition functions with respect to all Residential Mortgage

Loans which become Nonaccrual back to the Bank. The servicing of properties that become REO automatically will be transferred back to the Bank for the same purpose. The Bank will charge a servicing fee with respect to the Nonaccrual Mortgage Loans transferred to it by the Company. The Bank will then service and dispose of such properties, as required, on the Company's behalf.

      The Residential Servicing Agreements require the Servicing Agents to pay all customary reasonable and necessary expenses related to the performance of its duties under such agreements, including, but not limited to, costs associated with the preservation, restoration and protection of mortgaged property and enforcement of any required judicial proceedings. For advances of reimbursable out-of-pocket costs and expenses, the Servicing Agents generally will be reimbursed out of proceeds related to such Residential Mortgage Loan.

      In connection with any foreclosure proceedings that the Servicing Agents may institute, the Servicing Agents may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Residential Mortgage Loan by operation of law or otherwise in accordance with the terms of the Residential Servicing Agreements. In the event that title to the property securing a Residential Mortgage Loan is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Company with the servicing with respect to such Residential Mortgage Loan to be transferred back to the Company. It is expected that the Bank will service such REO on behalf of the Company.

      The Company may terminate the Residential Servicing Agreements upon the happening of one or more events specified in such Residential Servicing Agreements. Such events generally relate to either (i) the Servicers' proper and timely performance of its duties and obligations under the Residential Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company also may terminate the TIMC Residential Servicing Agreements without cause but, in such case, would be required to pay a termination fee, which, for the first seven years from June 1, 1997 shall be equal to 1.10% of the aggregate outstanding principal amount of the loans then serviced and, thereafter, 1.0% of the aggregate outstanding principal amount of the loans then serviced. Similarly, we may terminate the Bank Residential Servicing Agreement without cause upon payment of a termination fee equal to 1.5% of the aggregate outstanding principal balance of the loans then serviced under the Bank Residential Servicing Agreement. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate, or elect not to renew, the Residential Servicing Agreements without first obtaining the approval of a majority of the Independent Directors.

      As is customary in the mortgage loan servicing industry, the Servicing Agents will be entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Residential Mortgage Loans serviced by it. In addition, the Servicing Agents will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Residential Mortgage Loans serviced by it. The Residential Servicing Agreements require the Servicing Agents to remit to the Company no later than the 18th day of each month (or the next business day if such 18th day is not a business day) all principal and interest collected from borrowers of Residential Mortgage Loans serviced by it during the immediately preceding month.

      When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Servicing Agent generally will enforce any "due-on-sale" clause contained in the Residential Mortgage Loan, to the extent permitted under applicable law and governmental regulations and subject to the Company's prior approval. The terms of a particular Residential Mortgage Loan or applicable law, however, may provide that the exercise of the "due-on-sale" clause is prohibited under certain circumstances. Under such circumstances, the Servicing Agents will negotiate an assumption agreement with the person to whom the mortgaged property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the mortgage note. When an assumption is allowed, the Servicing Agents will be authorized to negotiate a substitution of liability agreement with the person to whom the mortgage property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such person is substituted as mortgagor and becomes liable under the related mortgage note. The Servicing Agents will be authorized to collect and retain such assumption fees as are permitted by the terms of the mortgage loan documents and applicable law. Upon any assumption of a Residential Mortgage Loan by a transferee, a fee equal to a specified percentage of the outstanding principal balance of the Residential Mortgage Loan is typically required, which sum will be retained by the Servicing Agents as additional servicing compensation.

      Commercial Mortgage Loan Servicing. The Bank services the Commercial Mortgage pursuant to the terms of a Commercial Servicing Agreement. The Bank receives an annual servicing fee with respect to each Commercial Mortgage Loan serviced for the Company which shall equal the outstanding principal balance of such Commercial Mortgage Loans multiplied by a fee of 0.25% to 0.375%.

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

      The Commercial Servicing Agreement requires the Bank to service the Company's Commercial Mortgage Loans in a manner generally consistent with procedures and practices customarily employed and exercised by the Bank and with any servicing guidelines promulgated by the Company. The Bank collects and remits principal and interest payments, administers mortgage, custodial and escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the Commercial Mortgage Loans it services. The Bank also provides accounting and reporting services required by the Company for such Commercial Mortgage Loans. Additionally, for all Commercial Mortgage Loans, the Bank assumes responsibility for payment of taxes and other charges which are or may become a lien upon the mortgaged property. The Bank also is responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Commercial Servicing Agreement requires the Bank to follow such collection procedures that are consistent with the Bank's procedures for mortgage loans comparable to the Commercial Mortgage Loans held for its own account, including contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Bank may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies. The Bank will use its best efforts, consistent with the procedures that the Bank would use in servicing loans for its own account, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Commercial Mortgage Loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments. The Bank also will use its best efforts to realize upon defaulted Commercial Mortgage Loans in such manner as will maximize the receipt of principal and interest.

      The Commercial Servicing Agreement requires the Bank to pay all customary, reasonable and necessary expenses related to the performance of its duties under the Commercial Servicing Agreement, including, but not limited to, costs associated with the preservation of mortgaged property and enforcement of any required judicial proceedings. The Bank generally will be reimbursed prior to the Company out of proceeds related to such Commercial Mortgage Loan. The Bank also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted Commercial Mortgage Loans serviced by it and in connection with the restoration of mortgaged property.

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

      The Company may terminate the Commercial Servicing Agreement upon the happening of one or more events specified in such Commercial Servicing Agreement. Such events relate generally to (i) the Bank's proper and timely performance of its duties and obligations under the Commercial Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company may also terminate the Commercial Servicing Agreement without cause but will be required to pay a termination fee that is competitive with that which is generally payable in the industry, equal to 1.5% of the aggregate outstanding principal amount of the loans then serviced under the Commercial Servicing Agreement. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate or elect not to renew, the Commercial Servicing Agreement without the approval of a majority of the Independent Directors.

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

Taxation of the Company

      General. Commencing with its taxable year ended December 31, 1997 the Company has been organized and is operating in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code and the applicable Treasury Regulations (the "REIT Requirements" or the "REIT Provisions"), which are the requirements for qualifying as a REIT, commencing with its taxable year ended December 31, 1997. The REIT Requirements are technical and complex. The following discussion sets forth only a summary of the material aspects of those requirements.

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

      Organizational Requirements. The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors;
(ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for the REIT Requirements; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons;
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (the "Five or Fewer Test") (as defined in the Code to include private foundations and certain pension trusts and other entities) at any time during the last half of each taxable year; and (vii) meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and
(vi) will not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (vi), certain tax-exempt entities described in Sections 501(c)(17) and 509(a) of the Code or a portion of a trust permanently set aside or used for purposes described in Section 642 (c) of the Code, are generally treated as individuals, stock owned by a corporation is treated as if owned by the shareholders of the organization, and the beneficiaries of a pension trust that qualifies under
Section 401(a) of the Code and that holds shares of a REIT will generally be treated as holding shares of the REIT in proportion to their actuarial interests in the pension trust. See "--Taxation of United States Stockholders-- Treatment of Tax-Exempt Stockholders."

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

      Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Code, corporate distributes may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and will not be permitted to requalify unless it distributes any earnings and profits attributable to the period during which it failed to qualify. In addition, it would be subject to tax on any built-in gains on property held during the period during which it did not qualify if it sold such property within 10 years of requalification. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief.

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

ITEM 3: LEGAL PROCEEDINGS

      The Company is not involved in any litigation at December 31, 1999. From time to time, the Company may be involved in routine litigation arising in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (the "Common Stock") and 4,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"), of which 1,426,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 10,000 shares of Common Stock outstanding at December 31, 1999. Accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

      Dividends. Holders of Common Stock are entitled to receive dividends when, as and if authorized and declared by the Board of Directors out of assets legally available therefor, provided that, so long as any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of all series of Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid and any other conditions precedent established under the terms of such series of Preferred Stock have been satisfied. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders. Several limitations exist which may restrict the Company's ability to pay dividends on the Common Stock. See "Item 1. Business--Business and Strategy-- Dividend Policy."

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

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA
     As of December 31, 1999, 1998 and 1997 and for the Years ended December
              31, 1999 and 1998, and for the Period from inception,
                     June 19, 1997 through December 31, 1997

                (Dollars in thousands, except per share data)

                                                                            At December
                                                                           31, 1997 or for
                                                                           the Period from
                                           At or For the   At or for the      6/19/97
                                            Year-ended      Year ended        through
                                             12/31/99        12/31/98         12/31/97
                                         -------------------------------------------------
STATEMENT OF EARNINGS:
Interest income...................       $    5,621       $    5,780        $    1,476
Total revenues....................            5,621            5,780             1,476
Operating expenses................              483              530               109
Net earnings......................            5,138            5,250             1,367
BALANCE SHEET:
Mortgage loans, net...............           70,446           69,457            70,423
Total assets......................           72,393           72,405            72,597
Total liabilities.................               42               42               460
Total stockholders' equity........           72,351           72,363            72,137
OTHER DATA:
Dividends paid on preferred stock.            3,476            3,476               859
Dividends paid on common stock....            1,674            1,548               460
Number of preferred shares outstanding    1,426,000        1,426,000         1,426,000
Number of common shares outstanding(1)       10,000           10,000            10,000

----------
(1) Because the Company's Common Stock is wholly owned by the Bank, earnings per share data is not presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Portfolio

      Information with respect to the Residential Mortgage Loans and the Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 1999. References herein to percentages of Mortgage Loans acquired by the Company refer in each case to the percentage of the aggregate outstanding principal balance of the Mortgage Loans in the Company's Portfolio as of December 31, 1999, based on the outstanding principal balances of such Mortgage Loans as of such date, after giving effect to scheduled monthly payments received and applied on or prior to such date.

      General. As of December 31, 1999, the Portfolio contained 260 Residential Mortgage Loans, representing approximately 87.1% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio, and 50 Commercial Mortgage Loans, representing approximately 12.9% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio. On December 31, 1999, the Mortgage Loans included in the Company's Portfolio had an aggregate outstanding principal balance of $71.0 million.

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

      All of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased between June 1973 and June 1999, and had original terms to stated maturity of primarily 15, 20, 25 or 30 years. As of December 31, 1999, the average outstanding principal balance of a Residential Mortgage Loan was $237,829. The weighted average number of months since origination of the Residential Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1999) was approximately 33 months and the weighted average expected remaining maturity was 306 months. The weighted average Loan-to-Value Ratio (defined below) of the Residential Mortgage Loans included in the Company's Portfolio is 66.2%; however, 5.6% of the Residential Mortgage Loans have Loan-to-Value Ratios of greater than 80%. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value at origination of the underlying mortgaged property or (ii) if the Mortgage Loan was made to finance the acquisition of property, the purchase price of the mortgaged property.

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

      Each Commercial Mortgage Loan included in the Company's Portfolio was originated and/or purchased by the Bank in the ordinary course of its commercial real estate lending activities. All of the Commercial Mortgage Loans included in the Company's Portfolio were originated and/or purchased between March 1974 and June 1997, and had original terms to stated maturity of between 10 and 30 years. As of December 31, 1999, the average outstanding principal balance of a Commercial Mortgage Loan was $183,308. The weighted average number of months since origination of the Commercial Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 1999) was approximately 119 months. As of December 31, 1999, the weighted average Loan-to-Value Ratio of the Commercial Mortgage Loans included in the Company's Portfolio is 68.1%. In addition, as of December 31, 1999, no Commercial Mortgage Loan included in the Company's Portfolio had a Loan-to-Value Ratio greater than 80%.

      Residential Mortgage Loans. The following table sets forth as of December 31, 1999 certain information with respect to each type of Residential Mortgage Loan included in the Company's Portfolio:

                    Type of Residential Mortgage Loan Product

                                      Percentage of
                       Aggregate       Residential          Weighted         Weighted Average
                       Principal      Mortgage Loans     Average Initial         Expected
                        Balance         by Aggregate      Loan to Value     Remaining Maturity
       Type         (In Thousands)   Principal Balance       Ratio              (Months)
----------------------------------------------------------------------------------------------
15 Year Fixed Rate        $ 4,958             8.0%             60.6%               125
30 Year Fixed Rate         56,878            92.0              66.9                322
                          -------           -----
      Total....           $61,836           100.0%
                          -======           =====

      The Residential Mortgage Loans included in the Company's Portfolio bear interest at fixed rates, which range from 5.875% per annum to 13.5% per annum. The weighted average interest rate of the Residential Mortgage Loans included in the Company's Portfolio is approximately 7.42% per annum.

      The following table contains certain additional data with respect to the interest rates of the Residential Mortgage Loans included in the Company's
Portfolio:

                   Interest Rate of Residential Mortgage Loans

                                                                    Percentage of the
                                           Aggregate Principal    Company's Portfolio by
                           Number of            Balance            Aggregate Principal
Current Interest Rate    Mortgage Loans      (In Thousands)              Balance
---------------------    --------------    -------------------    ----------------------
Up to 7.499%......            91                  $ 39,700             64.1%
 7.500 -  7.749...            44                     7,713             12.5
 7.750 -  7.999...            45                     6,293             10.2
 8.000 -  8.249...            11                     1,308              2.1
 8.250 -  8.499...             6                       743              1.2
 8.500 -  8.749...            10                     1,039              1.7
 8.750 -  8.999...             8                     1,219              2.0
 9.000 -  9.249...             8                       452              0.7
 9.250 -  9.499...             4                       603              1.0
 9.500 -  9.749...             3                       237              0.4
 9.750 -  9.999...             5                       322              0.5
10.000 - 10.249...             7                       728              1.2
10.250 - 10.499...             5                       333              0.5
10.500 - 10.749...             5                       788              1.3
10.750 - 10.999...             1                        32              0.1
11.000 - 11.249...             1                        24              0.0
12.000 - 12.249...             1                        48              0.1
12.250 - 12.499...             1                       126              0.2
12.500 - 12.749...             2                       104              0.2
12.750 - 12.999...             1                         2             --
13.500 - 13.749...             1                        22             --
                         -------------     ---------------     -----------------
    Total.........           260                  $ 61,836            100.0%
                         =============     ===============     =================

      Substantially all of the Mortgage Loans included in the Company's Portfolio allow the mortgagor to prepay at any time some or all of the outstanding principal balance of the Mortgage Loan without a fee or penalty.

      Commercial Mortgage Loans. The Commercial Mortgage Loans included in the Company's Portfolio consist of loans secured by the Commercial Properties located in California. The borrowers of the Commercial Mortgage Loans included in the Company's Portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities. The outstanding principal balances of the Commercial Mortgage Loans included in the Company's Portfolio ranged from $285 to $ 2.1 million as of December 31, 1999.

      The following table sets forth as of December 31, 1999 certain information with respect to each type of multi-family residential and commercial property underlying each Commercial Mortgage Loan included in the Company's Portfolio:

                        Type of Commercial Mortgage Loan

                                                          Percentage of                                                  Weighted
                                                            Commercial                                   Weighted        Average
                                       Aggregate        Mortgage Loans by      Weighted Average      Average Current     Months
                                   Principal Balance   Aggregate Principal   Initial Loan to Value    Loan to Value     Remaining
                  Type              (In Thousands)           Balance               Ratio(1)              Ratio(2)      to Maturity
----------------------------------------------------------------------------------------------------------------------------------
Commercial mortgage-fixed
   rate balloon ...............          $4,039               44.1%                  68.3%                 65.4%             84
Commercial mortgage-fixed
   rate .......................           1,308               14.3                   74.4                  46.2             108
Multi-family-fixed rate balloon           1,816               19.8                   46.3                  45.5              88
Multi-family-fixed rate .......           2,002               21.8                   73.9                  38.2              85
                                         ------              -----
  Total .......................          $9,165              100.0%
                                         ======              =====

----------

(1) Represents the ratio of the outstanding principal amount of each Commercial Mortgage Loan at the time of loan origination or modification, if any, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

(2) Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 1999 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

      Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 63.9% are not fully amortizing and will have significant principal balances or "balloon" payments due upon maturity.

      All of the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio range from 8.50% per annum to 11.00% per annum. The weighted average interest rate of the Commercial Mortgage Loans in the Company's portfolio is approximately 9.49% per annum.

      The following table contains certain additional data as of December 31, 1999 with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio:

                   Interest Rate of Commercial Mortgage Loans

                                                              Percentage of the
                                             Aggregate       Company's Portfolio
                          Number of      Principal Balance      by Aggregate
  Interest Rate        Mortgage Loans      (In Thousands)     Principal Balance
-------------------    --------------    -----------------   -------------------

 8.500% -  8.749%.            1               $   488                  5.3%
 9.000 -  9.249...            3                 1,726                 18.8
 9.250 -  9.499...           12                 1,395                 15.2
 9.500 -  9.749...           17                 2,827                 30.9
 9.750 -  9.999...            6                   870                  9.5
10.000 - 10.249...            6                 1,434                 15.7
10.250 - 10.499...            1                   100                  1.1
10.500 - 10.749...            2                   176                  1.9
11.000 - 11.249...            2                   149                  1.6
                       --------------    -----------------   -------------------
  Total...........           50               $ 9,165                100.0%
                       ==============    =================   ===================

      Asset Quality. The following table schedules residential mortgage loans with past due principal and interest payments at December 31, 1999 (dollars in thousands):

                         Number      Principal Balance      Percent of Portfolio
                         -------------------------------------------------------
30 to 59 days past due     1                $181                    0.3%

      There were no commercial mortgage loans with past due principal and interest payments at December 31, 1999.

      Geographic Distribution. As of December 31, 1999, 100% of the residential real estate properties underlying the Company's Residential Mortgage Loans included in the Company's Portfolio are located in California. Of the Residential Mortgage Loans included in the Company's Portfolio, as of December 31, 1999, approximately 3.8% are secured by real estate located in Northern California and 96.2% are secured by real estate located in Southern California. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, wild fires and mud slides, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

      As of December 31, 1999, all of the commercial mortgaged properties underlying the Company's Commercial Mortgage Loans included in the Company's Portfolio are located in California. Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 1.3% are secured by real estate located in Northern California and 98.7% are secured by real estate located in Southern California. Consequently, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company's current intention to not maintain special hazard insurance to protect against such losses.

      Loan-to-Value Ratios; Insurance. Approximately $3.1 million of the Residential Mortgage Loans included in the Company's Portfolio as of December 31, 1999 had Loan-to-Value Ratios of greater than 80% at the time of origination. Of such Residential Mortgage Loans, at December 31, 1999, approximately $2.5 million were insured under primary mortgage insurance policies. The remaining $613,000 of such Residential Mortgage Loans at December 31, 1999 included in the Company's Portfolio with Loan-to-Value Ratios at origination of greater than 80% did not require primary mortgage insurance policies because the outstanding principal balances of such loans have been reduced (due to amortization) to levels which are less than 80% of the lesser of
(i) the appraised value at origination and (ii) the purchase price of the mortgaged property (the "Current LTV Ratio"). Residential Mortgage Loans included in the Company's Portfolio with Loan-to-Value Ratios greater than 80% and Current LTV Ratios less than 80% that do not require private mortgage insurance coverage have a weighted average Current LTV Ratio of 58.5% and have a weighted average seasoning since origination (calculated as of December 31, 1999) of 199 months. As of December 31, 1999, not more than approximately 26.1% of the Residential Mortgage Loans that require private mortgage insurance are insured by any one primary mortgage insurance policy issuer. At the time of origination of the Residential Mortgage Loans, each of the primary mortgage insurance policy insurers was approved by FNMA or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each Residential Mortgage Loan in an amount equal to the maximum insurable value of the improvements securing such Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less. If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, such Residential Mortgage Loan also may be covered by a flood insurance policy as required by law. No mortgagor bankruptcy insurance will be maintained by the Company with respect to the Residential Mortgage Loans in the Company's Portfolio, nor will any Residential, Mortgage Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

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

Financial Condition

      At December 31, 1999, the Company had total assets of $72.4 million. As of such date, an aggregate of $70.4 million or 97.3% of the Company's assets was comprised of its loan receivables portfolio, net of the discount on loan and the allowance for loan losses, the majority of which were acquired from the Bank in connection with the Company's initial public offering completed in October 1997. During the years 1999 and 1998, the Company purchased residential mortgage loans with an aggregate principal balance of $16.5 million and $23.0 million, respectively, from the Bank. The weighted average interest rate of the total portfolio at December 31, 1999 was 7.69%. At December 31, 1999, due from affiliates aggregated $657,000, accrued interest amounted to $331,000 and the Company maintained a general valuation allowance of $253,000. See Note 3 of the Notes to Financial Statements included in Item 8 hereof.

      At December 31, 1999, the Company's total liabilities amounted to $42,000. Stockholders' equity amounted to $72.4 million, after taking into consideration earnings of $5.1 million and aggregate dividend payments on the common stock and the preferred stock of $5.2 million during the year.

Results of Operations

      The Company reported net earnings of $5.1 million for the year ended December 31, 1999 as compared to $5.3 million for the year ended December 31, 1998. This decrease was primarily due to a reduction of the weighted average yield on the loan portfolio from 7.99% to 7.69%. The Company paid $3.5 million, $3.5 million and $859,000 in dividends on the Company's preferred stock in 1999, 1998 and 1997, respectively. The Company also declared $1.7 million, $1.5 million and $460,000 in dividends on the Company's common stock in 1999, 1998 and 1997, respectively.

      Total revenues for the year ended December 31, 1999 amounted to $5.6 million as compared to $5.8 million and $1.5 million for periods ended December 31, 1998 and 1997, respectively, which was primarily attributable to interest earned on the Company's portfolio of mortgage loans. The Company also earned $130,000, $283,000 and $16,000 of interest on deposit accounts in 1999, 1998 and 1997, respectively.

      Total expenses for the periods ended December 31, 1999, 1998 and 1997 amounted to $483,000, $530,000 and $109,000, respectively, of which $200,000 was paid to the Bank in each year of 1999 and 1998 and $50,000 was paid to the Bank in 1997 as a management fee in accordance with the terms of the Advisory Agreement. The Bank received in 1999, 1998 and 1997, $25,867, $30,369 and $8,413 for servicing the Company's commercial mortgage loans and $82,089, $16,112 and $0 for servicing a portion of the Company's residential mortgage loans. Temple Inland Mortgage Co., which services a portion of the Company's residential mortgage loans, received $69,070, $123,171 and $38,064 in 1999, 1998 and 1997,
respectively.

Allowance for Loan Losses

      The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of December 31, 1999, is sufficient to absorb any unidentified losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

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

      Interest Rate Risk. The company's interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due- on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets as of December 31, 1999, based on the information and assumptions set forth in the notes below.

                                               Three to    More Than      More Than
                                Within Three    Twelve    One Year to    Three Years   Over Five               Net Fair
                                   Months       Months    Three Years   to Five Years    Years      Total       Value
                                ------------   --------   -----------   -------------  ---------   -------     --------
Interest-earning assets (1):
   Loans receivable (2)
   Single-family residential
   loans:
     Fixed .................      $    --      $ 1,237      $18,738        $10,598      $31,263    $61,836      $58,690
   Multi-family residential:
     Fixed rate balloon ....           --           54          883            597          282      1,816        1,832
     30 year fixed rate ....           --           58          942            640          362      2,002        2,034
   Commercial real estate:
     Fixed rate balloon ....           --          124        2,024          1,385          505      4,038        4,020
     30 year fixed rate ....           --           38          616            423          232      1,309        1,303
Other interest-earning
   assets ..................          926           --           --             --           --        926          926
                                  -------      -------      -------        -------      -------    -------      -------

Total                             $   926      $ 1,511      $23,203        $13,643      $32,644    $71,927      $68,805
                                  =======      =======      =======        =======      =======    =======      =======

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

(2) Amounts disclosed represent outstanding principal balances as of December 31, 1999.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Rate Risk."

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                              FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................   42

Statements of Financial Condition--December 31, 1999 and 1998..............   43

Statements of Earnings--Periods ended December 31, 1999, 1998 and 1997 ....   44

Statements of Changes in Stockholders' Equity--Periods  ended
      December 31, 1999, 1998 and 1997.....................................   45

Statements of Cash Flows--Periods ended December 31, 1999, 1998 and 1997 ..   46

Notes to Financial Statements..............................................   47

                          Independent Auditors' Report

The Board of Directors
People's Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of People's Preferred Capital Corporation as of December 31, 1999 and 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, and for the period from inception, June 19, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People's Preferred Capital Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from inception, June 19, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.


                                        /s/ KPMG  LLP

Los Angeles, California
January 31, 2000

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                 December 31,   December 31,
ASSETS:                                                              1999           1998
                                                                 ------------   ------------
Cash and cash equivalents ....................................      $   959        $ 1,301

Mortgage loans, net (Note 3) .................................       70,446         69,457

Due from affiliate (Note 5) ..................................          657          1,277

Accrued interest receivable ..................................          331            370
                                                                 ------------   ------------

   Total assets ..............................................      $72,393        $72,405
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued liabilities .....................      $    42        $    42
                                                                 ------------   ------------

   Total liabilities .........................................           42             42
                                                                 ------------   ------------

Commitments and contingencies ................................           --             --

Stockholders' equity:

   Preferred stock, par value $.01 per share, 4,000,000 shares authorized:  Preferred stock series A, issued and
      outstanding 1,426,000 shares, liquidation value $35,650            14             14

   Common stock, par value $.01 per share, 4,000,000 shares
      authorized: 10,000 shares issued and outstanding .......           --             --

   Additional paid-in capital ................................       72,075         72,075

   Retained earnings .........................................          262            274
                                                                 ------------   ------------

   Total stockholders' equity ................................       72,351         72,363
                                                                 ------------   ------------

   Total liabilities and stockholders' equity ................      $72,393        $72,405
                                                                 ============   ============

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                 For the Years Ended December 31, 1999, 1998 and
       the Period from inception, June 19, 1997 through December 31, 1997
                             (Dollars in thousands)

                                           1999            1998            1997
                                          ------          ------          ------

REVENUES:

Interest on mortgage loans .....          $5,491          $5,497          $1,460

Interest on deposits ...........             130             283              16
                                          ------          ------          ------

    Total revenues: ............           5,621           5,780           1,476
                                          ------          ------          ------

EXPENSES:

Loan servicing fees ............             177             170              46

Advisory fees (Note 6) .........             200             200              50

Professional fees ..............              76             125              11

Other ..........................              30              35               2
                                          ------          ------          ------

    Total expenses .............             483             530             109
                                          ------          ------          ------

    Net earnings ...............          $5,138          $5,250          $1,367
                                          ======          ======          ======

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999, 1998 and
       the Period from inception, June 19, 1997 through December 31, 1997
                    (In thousands, except per share amounts)

                                        Number of               Number of
                                        Preferred                 Common
                                       Shares par    Series A   Shares par            Additional                  Total
                                       value, $.01  Preferred  value, $.01   Common    Paid-in      Retained  Stockholders'
                                        per share     Stock     per share     Stock    Capital      Earnings     Equity
                                        ---------------------------------------------------------------------------------
Balance at June 19, 1997 ............          --   $      --          --   $     --   $      --   $      --    $      --

Issuance of Preferred Stock, Series A   1,426,000          14          --         --      33,236          --       33,250

Issuance of common stock ............          --          --      10,000         --      38,839          --       38,839

Net earnings ........................          --          --          --         --          --       1,367        1,367

Preferred dividends .................          --          --          --         --          --        (859)        (859)

Common dividends ....................          --          --          --         --          --        (460)        (460)
                                        ---------------------------------------------------------------------------------
Balance at December 31, 1997 ........   1,426,000          14      10,000         --      72,075          48       72,137

Net earnings ........................          --          --          --         --          --       5,250        5,250

Preferred dividends .................          --          --          --         --          --      (3,476)      (3,476)

Common dividends ....................          --          --          --         --          --      (1,548)      (1,548)
                                        ---------------------------------------------------------------------------------

Balance at December 31, 1998 ........   1,426,000          14      10,000         --      72,075         274       72,363

Net earnings ........................          --          --          --         --          --       5,138        5,138

Preferred dividends .................          --          --          --         --          --      (3,476)      (3,476)

Common dividends ....................          --          --          --         --          --      (1,674)      (1,674)
                                        ---------------------------------------------------------------------------------
Balance at December 31, 1999 ........   1,426,000   $      14      10,000   $     --   $  72,075   $     262    $  72,351
                                        =================================================================================

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999, 1998 and
       the Period from inception, June 19, 1997 through December 31, 1997
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                       1999        1998        1997
                                                          --------    --------    --------
Net earnings ..........................................   $  5,138    $  5,250    $  1,367

Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Decrease in accrued interest receivable ...........        111          37         114
    (Increase) decrease in due from affiliates ........        620         446      (1,723)
    Increase in accrued expenses ......................         --          42          --
                                                          --------    --------    --------
    Net cash (used in) provided by operating activities      5,869       5,775        (242)
                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans, net of discount .......    (16,185)    (23,080)    (73,952)
    Mortgage loan principal repayments ................     15,196      24,142       3,529
    Purchase of accrued interest receivable ...........        (72)        (96)       (521)
                                                          --------    --------    --------
    Net cash (used in) provided by investing activities     (1,061)        966     (70,944)
                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from preferred stock offering ........         --          --      33,250
    Net proceeds from capital contribution from Bank ..         --          --      38,839
    Preferred stock dividends paid ....................     (3,476)     (3,476)       (859)
    Common stock dividends paid .......................     (1,674)     (2,008)         --
                                                          --------    --------    --------
    Net cash (used in) provided by financing activities     (5,150)     (5,484)     71,230
                                                          --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ...........................................       (342)      1,257          44
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD ................................................      1,301          44          --
                                                          --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..............   $    959    $  1,301    $     44
                                                          ========    ========    ========

Supplemental schedule of non-cash financing activities:
       Common stock dividends declared and unpaid .....   $     --    $     --    $    460
                                                          ========    ========    ========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      People's Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring, holding and managing mortgage loans secured by real estate assets. The Company's outstanding common stock is wholly owned by People's Bank of California (the "Bank"), a federal savings bank.

      On October 3, 1997, the Company commenced its operations with the consummation of an initial public offering of 1,426,000 shares of Series A Preferred Shares, $0.01 par value, which raised $33.3 million, net of underwriting and offering expenses of $2.4 million. The Series A Preferred Shares are traded on the NASDAQ National Market. Additional expenses incurred relative to the offering and the formation of the Company were borne by the Bank. Concurrent with the issuance of the Series A Preferred Shares, the Bank contributed additional capital of $38.8 million after reimbursement for offering expenses of $426,000 to the Company.

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

      The Series A Preferred Shares are not redeemable prior to October 15, 2002 (except in the event the Company does not qualify as a real estate investment trust for tax purposes or a change of control). On and after October 15, 2002, the Series A Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time, at the redemption price of $25.00 per share, plus authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest.

      Upon a change of control, the Series A Preferred Shares are redeemable at the option of the Company, in whole, but not in part, at a price per share equal to (i) $25.00, plus (ii) an amount equal to the authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

interest, and an additional amount of dividends that would be payable for the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption plus (iii) an applicable premium. Any redemption of Series A Preferred Shares is subject to the prior approval of the Office of Thrift Supervision ("OTS").

      Change of control means the occurrence of any of the following events:

      (i) any person other than a Permitted Holder (as defined herein) shall be the beneficial owner, directly or indirectly, of a majority of the voting stock of the Bank or its Holding Company, whether as a result of issuance of securities of the Bank or its Holding Company, any merger, consolidation, liquidation or dissolution of the Bank or its Holding Company, any direct or indirect transfer of securities by a Permitted Holder, or otherwise; or

      (ii) a sale, transfer, conveyance or other disposition of more than 75% of the assets and 75% of the deposit liabilities of the Bank.

            "Permitted Holder" means the Bishop Estate, BIL Securities or Arbur, or any Person controlled, directly or indirectly, by the Bishop Estate, BIL Securities or Arbur.

      Upon the occurrence of a Tax Event, the Company will have the right at any time to redeem the Series A Preferred Shares in whole, but not in part, at a redemption price of $25.00 per share, plus the accrued and unpaid dividends, if any, to the date fixed for redemption, without interest.

      A Tax Event means the receipt by the Company of an opinion of a law firm experienced in such matters to the effect that, as a result of : (i) any amendment to, clarification of, or change in, the laws or any regulations of the United States or any political subdivision or taxing authority , (ii) any Administrative Action or (iii) any amendment to, or change in the official position or the interpretation of such Administrative Action by any legislative body, court, governmental authority or regulatory body, irrespective of the manner in which such amendment or change is made known on or after the date of issuance of the Series A Preferred Shares, there is more than an insubstantial risk that: (a) dividends paid or to be paid by the Company with respect to the stock of the Company are not, or will not be, fully deductible by the Company for federal income tax purposes or (b) the Company is, or will be, subject to more than a de minimis amount of other taxes or governmental charges as a result of dividends paid or to be paid by the Company.

      Any redemption of Series A Preferred Shares is subject to compliance with applicable regulatory and other restrictions, including the prior approval of the OTS. The Series A Preferred Shares will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of the Company.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      The Company has entered into servicing agreements with the Bank and Temple Inland Mortgage Corporation to service the Company's mortgage assets.

      As the Company's common stock is wholly owned by the Bank, earnings per share data is not presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Residential and Commercial Mortgage Loans:

            Residential and commercial mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. The Company purchased additional single-family residential loans from the Bank during 1998 and 1999. It is the Company's policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts, and deferred fees, net of deferred direct origination costs, associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

            A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. Interest income on impaired loans is recognized on a cash basis if it is determined that collection of principal is probable. The Company collectively reviews its portfolio of residential mortgage loans for impairment. The Company reviews its commercial loans individually for impairment.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

      At December 31, 1999 and 1998, mortgage loans, net consisted of the following (in thousands):

                                                  December 31,     December 31,
                                                      1999             1998
                                                  ------------     ------------
Single-family mortgage loans .............          $ 61,836         $ 58,153
Multi-family loans .......................             3,818            4,919
Commercial loans .........................             5,347            6,665
                                                    --------         --------
                                                      71,001           69,737

Discount on loans ........................              (302)             (27)
Allowance for loan losses ................              (253)            (253)
                                                    --------         --------
                                                    $ 70,446         $ 69,457
                                                    ========         ========

      There was no activity in the allowance for loan losses which had a balance of $253,000 at the beginning and end of each year.

      Non-accrual loans were $0 and $75,000 at December 31, 1999 and 1998, respectively. If loans which were on non-accrual at December 31, 1999 and 1998 had performed in accordance with the terms for the year, interest income from these loans would have been $0 and $8,000, respectively. Interest collected on these loans for these years was $0 and $5,000, respectively.

      The Company's gross impaired loans were $0, $75,000 and $0 as of December 31, 1999, 1998 and 1997, respectively. The average impaired loans for the years then ended were $15,000, $6,000 and $0. Interest income recognized related to these loans was $0, $4,000 and $0 for 1999, 1998 and 1997, respectively.

      As of December 31, 1999, all of the real estate properties underlying the mortgage loans included in the Company's portfolio are located in California. Of the residential mortgage loans included in the Company's portfolio, as of December 31, 1999, approximately 3.8% are secured by real estate located in northern California and 96.2% are secured by real estate located in southern California. Of the multi-family and commercial mortgage loans included in the Company's portfolio, approximately 1.3% are secured by real estate located in northern California and 98.7% are secured by real estate located in southern California.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

mortgages. Standard hazard insurance required to be maintained with respect to mortgage loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

NOTE 4 - DIVIDENDS

      Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends for each of the years ended December 31, 1999, 1998, and for the period from June 19, 1997 to December 31, 1997 to holders of the Series A Preferred Shares totaled approximately $3.5 million, $3.5 million and $859,000, respectively.

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

      Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $1.7 million and $2.0 million common dividends paid for the years ended December 31, 1999 and 1998, respectively. There were $460,000 of common dividends declared in 1997 that were paid in 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS

      The Company entered into servicing agreements with the Bank pursuant to which the Bank performs the servicing of the commercial mortgage and certain single-family residential loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of the commercial and single-family residential mortgages. Servicing fee expense paid to the Bank totaled $108,000 for the year ended December 31, 1999 compared to $47,000 and $8,000 for the periods ended December 31, 1998 and 1997, respectively. A portion of the Company's residential mortgage loans are serviced by Temple Inland Mortgage Corporation through a sub-servicing arrangement at the Bank. The loans are serviced in accordance with normal industry practice. The servicing fee is 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the year

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

ended December 31, 1999 was $69,000 compared to $123,000 and $38,000 for the periods ended December 31, 1998 and 1997, respectively.

      In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The Bank also receives funds due to the Company from Temple Inland Mortgage Corporation via wire transfer and remits them to the Company. The balance of such accounts totaled $657,000 and $1.3 million at December 31, 1999 and 1998, respectively, and was recorded as Due From Affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement. At December 31, 1999 and 1998, trust funds of approximately $0 and $5,000, representing escrows advanced by the Bank, are on deposit in a trust account at the Bank and are not included in the accompanying financial statements.

      As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1.7 million and $2.0 million common dividends paid for the year ended December 31, 1999 and 1998, respectively. There were $460,000 of common dividends declared in 1997 that were paid in 1998.

NOTE 6 - MANAGEMENT/ADVISORY FEES

      The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $200,000, $200,000 and $50,000 were paid to the Bank during 1999, 1998 and 1997, respectively.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair value of the Company's financial instruments consisted of the following at December 31, 1999 and 1998 (Dollars in thousands):

                                             1999                    1998
                                    --------------------    --------------------
                                    Carrying       Fair     Carrying       Fair
                                     Amount       Value      Amount       Value
                                    --------------------------------------------

Financial Assets:
Cash and cash equivalents ......     $   959     $   959     $ 1,301     $ 1,301
Mortgage loans, net ............      70,446      67,879      69,457      70,054
Due from Affiliate .............         657         657       1,277       1,277

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      Directors and Executive Officers. The Company's Board of Directors is composed of six members, two of whom are Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. These directors will serve until their successors are duly elected and qualified. The Company's Board of Directors currently has one open seat. There is no current intention to alter the number of directors comprising the Board of Directors. Certain actions by the Company require the prior approval of a majority of Independent Directors. As long as there are only two Independent Directors, any action that requires the approval of a majority of the Independent Directors must be approved by both Independent Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to take into account the interests of the holders of both the Preferred Stock, including the Series A Preferred Shares, and the Common Stock in assessing the benefit to the Company of any proposed action requiring their approval. Pursuant to the Articles of Incorporation, the Independent Directors are required to consider the interests of the holders of both the Common Stock and the Preferred Stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four officers, all of whom are Bank officers. The Company has no other employees and does not anticipate that it will require additional employees.

The persons who were directors and executive officers of the Company as of December 31, 1999 are as follows:

             Name        Age(1)             Position and Offices Held
--------------------------------------------------------------------------------

Rudolf P. Guenzel         59     President, Chief Executive Officer and Director
Timothy B. Matz           55     Director
Robert W. MacDonald       52     Director
John F. Davis             52     Director
David S. Honda            49     Director
J. Michael Holmes         53     Executive Vice President, Chief Financial
                                 Officer, Secretary and Director
William W. Flader         51     Executive Vice President
Michael R. Hilton         48     Vice President

----------
(1)   As of December 31, 1999.

      Set forth below is information with respect to the principal occupations during the last five years of the Company's directors and officers.

      Rudolf P. Guenzel. Mr. Guenzel is President and Chief Executive Officer and a director of the Company, positions he has held since the Company's inception in June 1997. Mr. Guenzel has served as President of PBOC Holdings, Inc. and President, Chief Executive Officer and director of the Bank since March 1995. Mr. Guenzel has over 35 years of banking experience in which he has worked in various disciplines. Mr. Guenzel began his banking career in 1963 in the management training program of Chemical Bank, where he worked in various capacities including Assistant Controller, prior to his departure in 1971. From 1971 through 1989, Mr. Guenzel was employed by European American Bank, starting as head of the Credit Division and working in problem loan resolutions and eventually as the head of the Bank's Operations and Systems Division. In 1991, Mr. Guenzel was hired as President and Chief Executive Officer of BancFlorida and its wholly-owned subsidiary, BancFlorida, FSB. Mr. Guenzel was hired when the company was experiencing serious financial difficulties associated with high non-performing assets attributable to the national recession and local economic conditions. Mr. Guenzel directed the Company's attention to problem asset resolution and returned BancFlorida Financial to profitability by substantially increasing the volume of commercial and consumer loans and the amount of transaction accounts and substantially reducing operating expenses. Mr. Guenzel served as Chief Executive Officer through BancFlorida's merger with First Union Corp. Following the BancFlorida acquisition, Mr. Guenzel worked as a consultant in the area of bank profitability analysis until being hired by the Company.

      Timothy B. Matz. Mr. Matz, a director since July 1999, has been the Managing Partner since 1980 of Elias, Matz, Tiernan & Herrick L.L.P. ("EMTH"), a Washington, D.C. based corporate and securities law firm specializing in the representation of publicly traded bank and thrift holding companies and other diversified financial institutions. EMTH serves as special counsel to PBOC Holdings, Inc. the Bank's holding company, the Bank and the Company. Mr. Matz is a graduate of the University of Virginia (B.A.), George Washington University Law School (J.D.) and Georgetown University Law School (L.L.M.).

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

      John F. Davis. Mr. Davis, a director of the Company since inception, is an attorney who specializes in federal and state depository institution law and regulation. Mr. Davis is Chief Operating Officer of First Fidelity Bancorp, Irvine, California since October 1998. Mr. Davis has served as a legal consultant for two local financial institutions since 1993 and 1995, respectively, during which he was actively involved in troubled real estate work-outs, foreclosed real estate disposition and related litigation and, with one of such institutions, a reorganization and recapitalization. During 1991 and 1992, Mr. Davis served as Of Counsel to Griffinger, Freed, Heinemann, Cook & Foreman, San Francisco, California.

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

      J. Michael Holmes. Mr. Holmes is Executive Vice President, Chief Financial Officer and Secretary of the Company, positions he has held since the Company's inception in June 1997. Mr. Holmes became a director of the Company in September 1997. Mr. Holmes has served as Executive Vice President and Chief Financial Officer of the Bank since March 1995 and as a Director of the Bank since January 1998. Mr. Holmes has experience in various phases of a financial institution's operations, including asset and liability management, investments, human resources and operations. Mr. Holmes joined BancFlorida, FSB in 1974 as Controller and served in various capacities, culminating as Executive Vice President and Chief Financial Officer in 1985, a position he held through the company's merger with First Union in August 1994. Mr. Holmes also served as Secretary, Treasurer and Chief Financial Officer of BancFlorida between 1985 and August 1994.

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

      Michael R. Hilton. Mr. Hilton is Vice President of the Company, a position he has held since August of 1998. Mr. Hilton has extensive management experience in both accounting and finance at a number of financial institutions. Mr. Hilton has served as Vice President and Controller at the Bank since July of 1997. Prior to that position, Mr. Hilton was the Vice President and Controller of Ventura County National Bancorp, a commercial bank multi-holding company.

Audit Committee

      The Company has established an audit committee which will review the engagement and independence of the Company's auditors. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee currently consists of Messrs. Matz and Honda.

ITEM 11: EXECUTIVE COMPENSATION

Compensation of Directors and Officers

      The Company pays its Independent Directors fees for their services as directors. The Independent Directors receive a fee of $1,000 for attendance (in person or by telephone) at each meeting of the Board of Directors or Committee of the Board. However, multiple fees shall not be paid for two or more meetings attended on the same day. The Company does not pay any compensation to its officers or employees or to directors who are not Independent Directors.

Limitations on Liability of Directors and Officers

      The Company's Articles of Incorporation eliminate, to the fullest extent permitted by the Maryland General Corporation Law ("MGCL"), the personal liability of a director to the Company or its stockholders for monetary damages for breach of such director's fiduciary duty. The Articles of Incorporation empower the Company to indemnify, to the fullest extent permitted by the MGCL, any of the Company's directors or officers. The Articles of Incorporation also empower the Company to purchase and maintain insurance to protect any director or officer against any liability asserted against him or her incurred by him or her, arising out of his or her status as such.

      The Company's bylaws (the "Bylaws") require indemnification of its directors and officers and specify that the right to indemnification is a contract right, setting forth certain procedural and evidentiary standards applicable to the enforcement of a claim under the Bylaws. The Bylaws also entitle any director or officer to be reimbursed for the expenses of defending any claim against him or her arising out of his or status as such. The Bylaws also provide that the Company may enter into contracts with any director or officer in furtherance of the indemnification provisions contained in the Bylaws and allow the Company to create a trust fund to ensure payment of amounts indemnified.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1999, there were shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company's outstanding Common Stock as of that date.

                         Name and Address       Amount and Nature of  Percent of
  Title of Class       of Beneficial Owner      Beneficial Ownership     Class
--------------------------------------------------------------------------------

Common Stock       People's Bank of California           10,000         100%
                   5900 Wilshire Boulevard
                   Los Angeles, California 90036

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial mortgage loans and certain single-family residential loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $108,000 for 1999, $47,000 for 1998 and $8,000 for 1997. See Part
I, Item I-- "Servicing."

      In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled$392,000 and $284,000 at December 31, 1999 and December 31, 1998 and was included in due from affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement.

      As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1.7 million common dividends paid during the year ended December 31, 1999.

      The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. Total advisory fees of $200,000 were paid to the Bank during 1999. See Part I, Item I--"Management Policies and Programs--Advisory Agreement."

      The Company incurred expenses of $33,000 for legal work performed by Elias, Matz, Tiernan & Herrick during the year ended December 31, 1999. Mr. Matz, a Director of the Company, is managing partner of Elias, Matz, Tiernan & Herrick.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      No Current Reports on Form 8-K were filed during the year of 1999.

                                  Exhibit Index

Exhibit     Description
-------     -----------

3(a)(i)     Articles of Incorporation of the Company.*

3(a)(ii)    Amended and Restated Articles of Incorporation of the Company.

3(b)        By-laws of the Company.*

4           Specimen of certificate representing Series A Preferred Shares.*

10(a) Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.

10(a)(i) Amendment to Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.

10(b) Commercial Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.

10(c) Residential Mortgage Loan Servicing Agreements between the Bank and the Temple Inland Mortgage Corporation.**

10(d) Assignment, Assumption and Recognition Agreement between the Company, the Bank and the Servicing Agent.

10(e) Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.

10(f)       Advisory Agreement between the Company and the Bank.

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

                                        PEOPLE'S PREFERRED CAPITAL CORPORATION


Date: March 28, 2000                    By: /s/ Rudolf P. Guenzel
                                           -------------------------------------
                                           Rudolf P. Guenzel
                                           President, Chief Executive Officer
                                           and Director

            Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             Name                                   Date
                             ----                                   ----


/s/ Rudolf P. Guenzel                                             March 28, 2000
---------------------------------------------------------
Rudolf P. Guenzel, President, Chief Executive Officer
   and Director (Principal Executive Officer)


/s/ J. Michael Holmes                                             March 28, 2000
---------------------------------------------------------
J. Michael Holmes, Senior Executive Vice President, Chief
   Financial Officer, Secretary and Director
   (Principal Accounting Officer)


/s/ Robert W. MacDonald                                           March 28, 2000
---------------------------------------------------------
Robert W. MacDonald, Director


/s/ John F. Davis                                                 March 28, 2000
---------------------------------------------------------
John F. Davis, Director


/s/ David S. Honda                                                March 28, 2000
---------------------------------------------------------
David S. Honda, Director


/s/ Timothy B. Matz                                               March 28, 2000
---------------------------------------------------------
Timothy B. Matz, Director