Form 10-Q
period 2000-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 2000-05-15
CIK 1042024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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

                           YES  [X ]         NO  [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Shares Outstanding at April 4, 2000
                    -----                    -----------------------------------
        Common Stock, $0.01 par value                       10,000
 Series A Preferred Shares, $0.01 par value               1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                       MARCH 31, 2000 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                Page No.
                                                                                                --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition - March 31, 2000
                  and December 31, 1999                                                            3

                  Statements of Earnings - For the three months ended
                  March 31, 2000 and March 31, 1999                                                4

                  Statements of Cash Flows - For the three months ended
                  March 31, 2000 and March 31, 1999                                                5

                  Notes to Financial Statements                                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     12

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                               13

         Item 2:  Changes in Securities                                                           13

         Item 3:  Defaults upon Senior Securities                                                 13

         Item 4:  Submission of Matters to a Vote of Security Holders                             13

         Item 5:  Other Information                                                               13

         Item 6:  Exhibits and Reports on Form 8-K                                                14


                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           March 31, 2000       December 31,1999
                                                                           --------------       ----------------
ASSETS:
     Cash and cash equivalents...................................          $        1,425       $         959
     Mortgage loans, net (Note 2)................................                  70,375              70,446
     Due from affiliate..........................................                     624                 657
     Accrued interest receivable.................................                     366                 331
     Other assets................................................                      10                  --
                                                                           --------------       -------------
         Total assets............................................          $       72,800       $      72,393
                                                                           ==============       =============

LIABILITIES:
     Accounts payable and accrued liabilities....................          $           31       $          42
                                                                           --------------       -------------

         Total liabilities.......................................                      31                  42
                                                                           --------------       -------------

COMMITMENTS AND CONTINGENCIES....................................

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000
         shares authorized:
         Preferred stock series A, issued and outstanding
            1,426,000 shares, liquidation value $35,650 .........                      14                  14
     Common stock, par value $.01 per share, 4,000,000
         shares authorized: 10,000 shares issued and
         outstanding.............................................                      --                  --
     Additional paid-in capital..................................                  72,075              72,075
     Retained earnings...........................................                     680                 262
                                                                           --------------       -------------
         Total stockholders' equity..............................                  72,769              72,351
                                                                           --------------       -------------
         Total liabilities and stockholders' equity..............          $       72,800       $      72,393
                                                                           ==============       =============



                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                                         Three Months Ended
                                                                             March 31,
                                                                  -----------------------------
                                                                      2000            1999
                                                                  ------------   --------------
REVENUES:
     Interest on mortgage loans..............................     $      1,397   $        1,359
     Interest on deposits                                                   21               38
                                                                  ------------   --------------

         Total revenues:                                                 1,418            1,397
                                                                  ------------   --------------

EXPENSES:
     Servicing fees..........................................               43               43
     Management fees.........................................               50               50
     Professional fees.......................................               30               18
     Other...................................................                8                8
                                                                  ------------   --------------
         Total expenses......................................              131              119
                                                                  ------------   --------------
         Net earnings........................................     $      1,287   $        1,278
                                                                  ============   ==============



                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        -----------------------------
                                                                                             2000             1999
                                                                                        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings.................................................................      $      1,287      $     1,278
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
         Increase in accrued interest receivable..................................               (26)             (13)
         Decrease in due from affiliates..........................................                33              664
         Increase in other assets.................................................               (10)              (9)
         Decrease in accrued expenses.............................................               (11)             (25)
                                                                                        ------------      -----------
         Net cash provided by operating activities................................             1,273            1,895
                                                                                        ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan purchases...............................................................            (1,493)          (5,946)
     Mortgage loan principal repayments...........................................             1,564            6,335
     Purchase of accrued interest.................................................                (9)             (25)
                                                                                        ------------      -----------
     Net cash provided by investing activities....................................                62              364
                                                                                        ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid...............................................              (869)            (869)
     Common stock dividends paid..................................................                --             (274)
                                                                                        ------------      -----------
     Net cash used in financing activities........................................              (869)          (1,143)
                                                                                        ------------      -----------

Net increase in cash and cash equivalents.........................................               466            1,116
Cash and cash equivalents at beginning of period..................................               959            1,301
                                                                                        ------------      -----------
Cash and cash equivalents at end of period........................................      $      1,425      $     2,417
                                                                                        ============      ===========



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

         In October 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares which, to the extent issued, will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1999 included in the Company's Annual Report on Form 10-K of People's Preferred Capital Corporation (the "Company"). All terms used but not defined elsewhere herein have meanings ascribed to them in the Annual Report on Form 10-K with the SEC filed on March 28, 2000.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):


                                                               March 31, 2000    December 31, 1999
                                                               --------------    -----------------
1-4 unit residential mortgage loans......................      $       62,002      $      61,836
Multi-family and commercial loans........................               8,948              9,165
                                                               --------------      -------------
                                                                       70,950             71,001
Discount on loans........................................                (322)              (302)
Allowance for loan losses................................                (253)              (253)
                                                               --------------      -------------
     Total mortgage loans, net...........................      $       70,375      $      70,446
                                                               ==============      =============



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

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):


                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                      ------------------------------------
                                                                              2000              1999
                                                                      ------------------ -----------------
STATEMENT OF EARNINGS:
         Interest on mortgage loans ............................         $    1,397             $    1,359
         Total revenues.........................................              1,418                  1,397
         Net earnings...........................................              1,287                  1,278


                                                                          At March 31,    At December 31,
                                                                             2000             1999
                                                                      ------------------ -----------------
  STATEMENT OF CONDITION:

         Mortgage loans, net....................................          $  70,375             $  70,446
         Total assets...........................................             72,800                72,393
         Total stockholders' equity.............................             72,769                72,351
         Weighted average yield on mortgage loans ..............               7.44%                 7.44%


OVERVIEW

         Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At March 31, 2000, we had total assets of $72.8 million, total liabilities of $31,000 and total stockholders' equity of $72.8 million. As of that date, $70.4 million or 96.7% of our assets were comprised of mortgage loans. At March 31, 2000, our loan portfolio contained 265 residential mortgage loans, representing approximately 87.4% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 48 commercial mortgage loans, representing approximately 12.6% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $62.0 million or 87.4% of our mortgage loans at March 31, 2000 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.19% and $8.9 million or 12.6% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.23%. The overall yield on our portfolio as of March 31, 2000 and December 31, 1999 was 7.44%.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through March 31, 2000 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

         Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of March 31, 2000 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT


                                                                                                 Average
                                                                          Average Initial       Remaining        Average Net
                                                       Percentage of       Loan to Value           Term             Note
             Type                 Principal Balance      Portfolio             "LTV"           (in months)          Rate
-------------------------------- ------------------- ------------------- ------------------- ----------------- ----------------
15 year fixed rate.......                $  4,847              7.8%               60.5%                123            7.23%
30 year fixed rate.......                  57,155             92.2                66.9                 319            7.18
                                 ------------------- -------------------
                                         $ 62,002            100.0%               66.4%                304            7.18
                                 =================== =================== =================== ================= ================



         The residential mortgage loans included in our portfolio are all fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 5.875% per annum to 13.500% per annum. At March 31, 2000, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.18% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of March 31, 2000 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT


                                                                                                Average
                                                                               Average         Remaining         Average
                                                         Percentage of         Initial            Term          Net Note
               Type                  Principal Balance     Portfolio             LTV          (in months)         Rate
----------------------------------- ------------------- ----------------- ------------------ --------------- ----------------
Commercial fixed rate balloon.....          $  4,020           44.9%            68.3%                81             9.19%
Commercial fixed rate.............             1,276           14.3             74.4                106             9.74
Multi-family fixed rate
    balloon.......................             1,812           20.2             46.3                 86             8.71
Multi-family fixed rate...........             1,840           20.6             73.5                 83             9.47
                                    ------------------- -----------------
                                            $  8,948          100.0%            67.8%                86             9.23%
                                    =================== ================= ================== =============== ================


         Of the commercial mortgage loans included in our portfolio, approximately 65.2% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the commercial mortgage loans included in our portfolio at March 31, 2000 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at March 31, 2000 was approximately 9.23% per annum.

ASSET QUALITY

         At March 31, 2000, there were two residential mortgage loan 30 to 59 days past due as to principal and interest aggregating $457,000, or 0.7% of the residential mortgage loan portfolio. At December 31, 1999, there was one residential mortgage 30 to 59 days past due as to principal and interest aggregating $181,000, or 0.3% of the residential mortgage loan portfolio. No commercial mortgage loans were past due as of March 31, 2000 or December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At March 31, 2000, the allowance for loan losses amounted to $253,000 or 0.36% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of March 31, 2000 is sufficient to absorb any unidentified losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At March 31, 2000 and December 31, 1999, we had total assets of $72.8 and $72.4 million, respectively. As of March 31, 2000, an aggregate of $70.4 million or 96.7% of our assets was comprised of mortgage loans.

         During the three months ended March 31, 2000 and the year ended December 31, 1999, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $1.5 million and $16.5 million, respectively. As of March 31, 2000, our portfolio of mortgage loans was comprised of $62.0 million of residential mortgage loans and $8.9 million of commercial mortgage loans, or 87.4% and 12.6% of our total portfolio of mortgage loans, respectively. As of December 31, 1999, our portfolio of mortgage loans was comprised of $61.8 million of residential mortgage loans and $9.2 million of commercial mortgage loans, or 87.1% and 12.9% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of March 31, 2000 and December 31, 1999 was 7.44%. At March 31, 2000, amounts due from affiliates aggregated $624,000, as compared to $657,000 at December 31, 1999. At March 31, 2000, accrued interest amounted to $366,000, as compared to $331,000 at December 31, 1999. We maintained an allowance for loan losses of $253,000 at March 31, 2000 and December 31, 1999.

         At March 31, 2000, our total liabilities amounted to $31,000, as compared to $42,000 at December 31, 1999. At March 31, 2000, stockholders' equity amounted to $72.8 million, after taking into consideration earnings of $1.3 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $869,000 during the quarter. At December 31, 1999, stockholders' equity amounted to $72.4 million.

RESULTS OF OPERATIONS

         We reported net earnings of $1.29 million for the three months ended March 31, 2000 compared to $1.28 million for the comparable period in 1999. The increase in earnings during the three month period was due to an increase in interest earned on mortgage loans, which was partially offset by an increase in expenses.

         Total revenues for the three months ended March 31, 2000 increased from $1.40 million to $1.42 million over the comparable prior period due to increased interest on mortgage loans.

         Total expenses for the three months ended March 31, 2000 increased to $131,000 from $119,000 during the three months ended March 31, 1999, primarily due to an increase in professional fees. Advisory fee payments to the Bank were $50,000 during each of the three month periods ended March 31, 2000 and 1999. The Bank received $5,000 and $7,000, for servicing our commercial mortgage loans and $24,000 and $15,000 for servicing a portion of our residential mortgage loans during the three months ended March 31, 2000 and 1999. Temple Inland Mortgage Corporation, which services a portion of our residential mortgage loans, received $14,000 and $21,000 in servicing fees during the three months ended March 31, 2000 and 1999, respectively.

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

         We also may issue additional series of preferred stock. However, we may not issue additional shares of preferred stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of preferred stock outstanding at that time. We may not issue additional shares of preferred stock on a parity with the Series A Preferred Shares without the prior approval of a majority of our independent directors. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which, if issued, will be parity stock with respect to the Series A Preferred Shares. The Registration Statement was filed on August 9, 1999. No assurance can be made, however as to when the Company will complete the offering of Series B Preferred Shares, if at all.

INTEREST RATE RISK

         Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 1999 there were no significant changes in the anticipated maturities or repricing of our interest earning assets.

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

3(a)(ii)          Amended and Restated Articles of Incorporation of the Company.**

3(b)              By-laws of the Company.*

4                 Specimen of certificate representing Series A Preferred
                  Shares.*

10(a) Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(a)(i)          Amendment to Residential Mortgage Loan Purchase and Warranties
                  Agreement between the Company and the Bank.**

10(b) Commercial Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(c)             Residential Mortgage Loan Servicing Agreements between the
                  Bank and the Temple Inland Mortgage Corporation.***

10(d)             Assignment, Assumption and Recognition Agreement between the
                  Company, the Bank and the Servicing Agent.**

10(e)             Commercial Mortgage Loan Servicing Agreement between the
                  Company and the Bank.**

10(f)             Advisory Agreement between the Company and the Bank.**

27                Financial Data Schedule.


------------
* Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

** Incorporated by reference to the Form 10-K (File No. 0-23131) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on March 30, 2000.

*** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on September 8, 1997.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

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


                                       PEOPLE'S PREFERRED CAPITAL
                                       CORPORATION




                                       /s/ RUDOLF P. GUENZEL
                                       -------------------------------------
                                       Rudolf P. Guenzel
                                       President and Chief Executive Officer


                                       /s/ J. MICHAEL HOLMES
                                       -------------------------------------
                                       J. Michael Holmes
                                       Executive Vice President and Chief
                                         Financial Officer


                                       Date: May 15, 2000

EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

     27           Financial Data Schedule