Form 10-Q
period 2000-06-30
PEOPLES PREFERRED CAPITAL CORP
filed 2000-08-11
CIK 1042024

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

                  For the quarterly period ended June 30, 2000

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

              CLASS                         SHARES OUTSTANDING AT AUGUST 8, 2000
              -----                         ------------------------------------
     Common Stock, $0.01 par value                         10,000
Series A Preferred Shares, $0.01 par value               1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        JUNE 30, 2000 REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition - June 30, 2000
                  and December 31, 1999                                                                         3

                  Statements of Earnings - For the three and six months ended
                  June 30, 2000 and June 30, 1999                                                               4

                  Statements of Cash Flows - For the six  months ended
                  June 30, 2000 and June 30, 1999                                                               5

                  Notes to Financial Statements                                                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                 7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                                  13

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                            14

         Item 2:  Changes in Securities                                                                        14

         Item 3:  Defaults upon Senior Securities                                                              14

         Item 4:  Submission of Matters to a Vote of Security Holders                                          14

         Item 5:  Other Information                                                                            14

         Item 6:  Exhibits and Reports on Form 8-K                                                             14

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             June 30, 2000               December 31,1999
                                                                         -----------------------     -------------------------
                                                                              (Unaudited)
ASSETS:
         Cash and cash equivalents............................................  $ 2,299                      $   959
         Mortgage loans, net (Note 2).........................................   68,917                       70,446
         Due from affiliate...................................................      883                          657
         Accrued interest receivable..........................................      347                          331
         Other assets.........................................................        6                           --
                                                                                --------                     --------
                  Total assets................................................  $72,452                      $72,393
                                                                                ========                     ========

LIABILITIES:
         Accounts payable and accrued liabilities.............................  $    27                      $   42
                                                                                --------                     --------
                  Total liabilities...........................................       27                          42
                                                                                --------                     --------

COMMITMENTS AND CONTINGENCIES.................................................

STOCKHOLDERS' EQUITY:

         Preferred stock, par value $.01 per share, 4,000,000
            shares authorized:
            Preferred stock series A, issued and outstanding
             1,426,000 shares, liquidation value $35,650......................       14                           14
         Common stock, par value $.01 per share, 4,000,000
             shares authorized: 10,000 shares issued and outstanding..........       --                           --
         Additional paid-in capital...........................................   72,075                       72,075
         Retained earnings....................................................      336                          262
                                                                                --------                     --------
                  Total stockholders' equity..................................   72,425                       72,351
                                                                                --------                     --------
                  Total liabilities and stockholders' equity..................  $72,452                      $72,393
                                                                                ========                     ========


                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                      Three Months Ended June 30,                Six Months Ended June 30,
                                                  ------------------------------------     --------------------------------------
                                                       2000                 1999                2000                  1999
                                                  ----------------      --------------     ----------------     -----------------
                                                                                   (Unaudited)
REVENUES:
 Interest on mortgage loans..............            $  1,392              $  1,359           $  2,789             $   2,718
 Interest on deposits....................                  24                    39                 45                    77
                                                  ----------------      --------------     ----------------     -----------------

          Total revenues:................               1,416                 1,398              2,834                2,795
                                                  ----------------      --------------     ----------------     -----------------

EXPENSES:
 Servicing fees..........................                  45                    44                 88                   87
 Advisory fees...........................                  50                    50                100                  100
 Professional fees.......................                  19                    20                 49                   38
 Other...................................                  15                     7                 23                   15
                                                  ----------------      --------------     ----------------     -----------------
          Total expenses.................                 129                   121                260                  240
                                                  ----------------      --------------     ----------------     -----------------
          Net earnings...................            $  1,287             $   1,277           $  2,574            $   2,555
                                                  ================      ==============     ================     =================




                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                              --------------------------------------
                                                                                                     2000               1999
                                                                                              ------------------- ------------------
                                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings...........................................................                 $ 2,574                  $ 2,555
         Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Increase in accrued interest receivable.......................                      --                       (3)
                  (Increase) decrease in due from affiliates....................                    (226)                     657
                  Increase in other assets......................................                      (6)                      (6)
                  Decrease in accrued expenses.................................                      (15)                     (11)
                                                                                              ------------------- ------------------
                  Net cash provided by operating activities.....................                   2,327                    3,192
                                                                                              ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases, net of discount...........................................                  (3,086)                 (10,401)
      Mortgage loan principal repayments........................................                   4,615                   11,376
      Purchase of accrued interest..............................................                     (16)                     (45)
                                                                                              ------------------- ------------------
         Net cash provided by  investing activities.............................                   1,513                      930
                                                                                              ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Preferred stock dividends paid.........................................                  (1,738)                  (1,738)
         Common stock dividends paid............................................                    (762)                    (774)
                                                                                              ------------------- ------------------
         Net cash used in financing activities..................................                  (2,500)                  (2,512)
                                                                                              ------------------- ------------------

Net increase in cash and cash equivalents.......................................                   1,340                    1,610
Cash and cash equivalents at beginning of period................................                     959                    1,301
                                                                                              ------------------- ------------------
Cash and cash equivalents at end of period......................................                 $ 2,299                  $ 2,911
                                                                                              =================== ==================


                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         People's Preferred Capital Corporation (the "Company") is a real estate investment trust ("REIT") that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments. All of our common stock is owned by People's Bank of California (the "Bank"). We expect that all of our mortgage assets will be acquired from the Bank or purchased from other companies that are not affiliated with us. To date, all of our mortgage assets have been acquired from the Bank.

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

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 1999 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. All terms used but not defined elsewhere herein have meanings ascribed to them in the Annual Report on Form 10-K with the SEC filed on March 28, 2000.

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):

                                                                       June 30, 2000                 December 31, 1999
                                                               ------------------------------    ---------------------------
1-4 unit residential mortgage loans.........................            $       62,081                   $        61,836
Multi-family and commercial loans...........................                     7,487                             9,165
                                                               ------------------------------    ---------------------------
                                                                                69,568                            71,001
Discount on loans...........................................                      (398)                             (302)
Allowance for loan losses...................................                      (253)                             (253)
                                                               ------------------------------    ---------------------------
         Total mortgage loans, net..........................            $       68,917                   $        70,446
                                                               ==============================    ===========================


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

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):

                                               For the Six Months
                                                 Ended June 30,
                                    --------------------------------------------
                                            2000                   1999
                                   ---------------------- ---------------------

STATEMENT OF EARNINGS:
      Interest on mortgage loans.....     $  2,789               $  2,718
      Total revenues.................        2,834                  2,795
      Net earnings...................        2,574                  2,555

                                       At June 30, 2000   At December 31, 1999
                                      ------------------ ----------------------
STATEMENT OF CONDITION:
      Mortgage loans, net............     $ 68,917               $ 70,446
      Total assets...................       72,452                 72,393
      Total stockholders' equity.....       72,425                 72,351
      Weighted average yield on
        mortgage loans...............         7.38%                  7.44%

OVERVIEW

         Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At June 30, 2000, we had total assets of $72.5 million, total liabilities of $27,000 and total stockholders' equity of $72.4 million. As of that date, $68.9 million or 95.1% of our assets were comprised of mortgage loans. At June 30, 2000, our loan portfolio contained 259 residential mortgage loans, representing approximately 89.2% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 44 commercial mortgage loans, representing approximately 10.8% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $62.1 million or 89.2% of our mortgage loans at June 30, 2000 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.15% and $7.5 million or 10.8% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.29%. The overall yield on our portfolio as of June 30, 2000 and December 31, 1999 was 7.38% and 7.44%, respectively.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through June 30, 2000 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

         Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of June 30, 2000 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                                 Average
                                                                          Average Initial       Remaining        Average Net
                                 Principal Balance     Percentage of       Loan to Value           Term             Note
             Type                                        Portfolio             "LTV"           (in months)          Rate
-------------------------------- ------------------- ------------------- ------------------- ----------------- ----------------
Bi-weekly - fixed rate..........     $     755               1.2%                73.6%               137               6.75%
15 year fixed rate..............         5,387               8.7                 61.6                124               7.17
30 year fixed rate..............        55,939              90.1                 66.8                317               7.15
                                 ------------------- -------------------
                                     $  62,081             100.0%                66.4%               298               7.15%
                                 =================== =================== =================== ================= ================


         The residential mortgage loans included in our portfolio are all fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 5.875% per annum to 13.500% per annum. At June 30, 2000, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.15% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of June 30, 2000 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                          TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                                Average
                                                                               Average         Remaining         Average
                                       Principal         Percentage of         Initial            Term          Net Note
               Type                     Balance            Portfolio             LTV          (in months)         Rate
----------------------------------- ------------------- ----------------- ------------------ --------------- ----------------
Commercial fixed rate
      balloon......................   $  3,996               53.4%             68.3%               78              9.19%
Commercial fixed rate..............      1,244               16.6              74.8               103              9.74
Multi-family fixed rate
      balloon......................        486                6.5              25.6                79              8.25
Multi-family fixed rate............      1,761               23.5              73.6                81              9.47
                                    ------------------- -----------------
                                      $  7,487              100.0%             67.9%               83              9.29%
                                    =================== ================= ================== =============== ================

         Of the commercial mortgage loans included in our portfolio, approximately 59.9% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the commercial mortgage loans included in our portfolio at June 30, 2000 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at June 30, 2000 was approximately 9.29% per annum.

ASSET QUALITY

         At June 30, 2000, there was one residential mortgage loan 30 to 59 days past due as to principal and interest aggregating $53,000, or 0.1% of the residential mortgage loan portfolio. In addition, there was one residential mortgage loan 60 to 89 days past due as to principal and interest aggregating $177,000, or 0.3% of the residential mortgage loan portfolio. At December 31, 1999, there was one residential mortgage 30 to 59 days past due as to principal and interest aggregating $181,000, or 0.3% of the residential mortgage loan portfolio. No commercial mortgage loans were past due as of June 30, 2000 or December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At June 30, 2000, the allowance for loan losses amounted to $253,000 or 0.36% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of June 30, 2000 is sufficient to absorb any unidentified losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At June 30, 2000 and December 31, 1999, we had total assets of $72.5 and $72.4 million, respectively. As of June 30, 2000, an aggregate of $68.9 million or 95.1% of our assets was comprised of mortgage loans.

         During the six months ended June 30, 2000 and the year ended
December 31, 1999, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $3.3 million and $16.5 million, respectively. As of June 30, 2000, our portfolio of mortgage loans was comprised of $62.1 million of residential mortgage loans and $7.5 million of multi-family and commercial mortgage loans, or 89.2% and 10.8% of our total portfolio of mortgage loans, respectively. As of December 31, 1999, our portfolio of mortgage loans was comprised of $61.8 million of residential mortgage loans and $9.2 million of commercial mortgage loans, or 87.1% and 12.9% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of June 30, 2000 and December 31, 1999 was 7.38% and 7.44%, respectively. At June 30, 2000, amounts due from affiliates aggregated $883,000, as compared to $657,000 at December 31, 1999. At June 30, 2000, accrued interest amounted to $347,000, as compared to $331,000 at December 31, 1999. We maintained an allowance for loan losses of $253,000 at June 30, 2000 and December 31, 1999.

         At June 30, 2000, our total liabilities amounted to $27,000, as compared to $42,000 at December 31, 1999. At June 30, 2000, stockholders' equity amounted to $72.4 million, after taking into consideration earnings of $2.6 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $2.5 million during the first six months of 2000. At December 31, 1999, stockholders' equity amounted to $72.4 million.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2000 we reported net earnings of $1.29 million compared to $1.28 million for the three months ended June 30, 1999. Total revenues were $1.42 million for the three months ended June 30, 2000 compared to total revenues of $1.40 million for the three months ended June 30, 1999. This increase was mainly due to an increase in interest on mortgage loans. Total expenses amounted to $129,000 for the second quarter ended June 30, 2000 compared to $121,000 for the second quarter ended June 30,1999. This increase in expenses was mainly due to an increase in other expenses.

         We reported net earnings of $2.57 million for the six months ended June 30, 2000 compared to $2.56 million for the comparable period in 1999. The increase in earnings during the six month period was due to an increase in interest earned on mortgage loans, which was partially offset by an increase in expenses.

         Total revenues for the six months ended June 30, 2000 increased from $2.80 million to $2.83 million over the comparable prior period due to increased interest on mortgage loans.

         Total expenses for the six months ended June 30, 2000 increased to $260,000 from $240,000 during the six months ended June 30, 1999, primarily due to an increase in professional fees. Advisory fee payments to the Bank were $100,000 during each of the six month periods ended June 30, 2000 and 1999. The Bank received $11,000 and $14,000, for servicing our commercial mortgage loans and $49,000 and $34,000 for servicing a portion of our residential mortgage loans during the six months ended June 30, 2000 and 1999. Temple Inland Mortgage Corporation, which services a portion of our residential mortgage loans, received $28,000 and $39,000 in servicing fees during the six months ended June 30, 2000 and 1999, respectively.

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

         To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Internal Revenue Code of 1986, as amended (the "Code")), or a combination of these methods. Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur. Notwithstanding the foregoing, we may not, without the approval of a majority of the Company's independent directors, incur debt in excess of 20% of our total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to us.

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

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       None

         ITEM 5:  OTHER INFORMATION

                       None

         EXHIBIT INDEX

         EXHIBIT           DESCRIPTION
         -------           -----------

         27                Financial Data Schedule

         NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED JUNE 30, 2000.

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

                                         Date: August 10, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLE'S PREFERRED CAPITAL
                                          CORPORATION


                                         ---------------------------------------
                                         Rudolf P. Guenzel
                                         President and Chief Executive Officer


                                         ---------------------------------------
                                         J. Michael Holmes
                                         Executive Vice President and Chief
                                          Financial Officer

                                         Date: August 10, 2000