Form 10-Q
period 2000-09-30
PEOPLES PREFERRED CAPITAL CORP
filed 2000-11-13
CIK 1042024

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

                For the quarterly period ended September 30, 2000

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

                  CLASS                            SHARES OUTSTANDING AT OCTOBER 19, 2000
                  -----                            --------------------------------------
          Common Stock, $0.01 par value                          10,000
     Series A Preferred Shares, $0.01 par value                 1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     SEPTEMBER 30, 2000 REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition - September 30, 2000
                  and December 31, 1999                                              3

                  Statements of Earnings - For the three and nine months ended
                  September 30, 2000 and September 30, 1999                          4

                  Statements of Cash Flows - For the nine months ended
                  September 30, 2000 and September 30, 1999                          5

                  Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                       13

PART II           OTHER INFORMATION

         Item 1:  Legal Proceedings                                                 14

         Item 2:  Changes in Securities                                             14

         Item 3:  Defaults upon Senior Securities                                   14

         Item 4:  Submission of Matters to a Vote of Security Holders               14

         Item 5:  Other Information                                                 14

         Item 6:  Exhibits and Reports on Form 8-K                                  14

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              September 30,    December 31,
                                                                  2000              1999
                                                              -------------    ------------
                                                                (Unaudited)
ASSETS:
     Cash and cash equivalents ..........................     $      2,222     $        959
     Mortgage loans, net (Note 2) .......................           69,472           70,446
     Due from affiliate .................................              817              657
     Accrued interest receivable ........................              376              331
     Other assets .......................................                4               --
                                                              ------------     ------------
         Total assets ...................................     $     72,891     $     72,393
                                                              ============     ============

LIABILITIES:
     Accounts payable and accrued liabilities ...........     $         38     $         42
                                                              ------------     ------------

         Total liabilities ..............................               38               42
                                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share, 4,000,000
         shares authorized:
         Preferred stock series A, issued and outstanding
            1,426,000 shares, liquidation value $35,650..               14               14
     Common stock, par value $.01 per share, 4,000,000
         shares authorized: 10,000 shares issued and
         outstanding ....................................               --               --
     Additional paid-in capital .........................           72,075           72,075
     Retained earnings ..................................              764              262
                                                              ------------     ------------
         Total stockholders' equity .....................           72,853           72,351
                                                              ------------     ------------
         Total liabilities and stockholders' equity .....     $     72,891     $     72,393
                                                              ============     ============

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            -------------------------     -------------------------
                                               2000           1999           2000           1999
                                            ----------     ----------     ----------     ----------
                                                                  (Unaudited)
REVENUES:
     Interest on mortgage loans .......     $    1,387     $    1,385     $    4,176     $    4,103
     Interest on short-term investments             32             25             77            102
                                            ----------     ----------     ----------     ----------

         Total revenues: ..............          1,419          1,410          4,253          4,205
                                            ----------     ----------     ----------     ----------

EXPENSES:
     Servicing fees ...................             43             45            131            132
     Advisory fees ....................             50             50            150            150
     Professional fees ................             20             19             69             57
     Other ............................              9              8             32             23
                                            ----------     ----------     ----------     ----------
         Total expenses ...............            122            122            382            362
                                            ----------     ----------     ----------     ----------
         Net earnings .................     $    1,297     $    1,288     $    3,871     $    3,843
                                            ==========     ==========     ==========     ==========

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                        2000              1999
                                                                     ------------      ------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..............................................     $      3,871      $      3,843
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities:
         (Increase) decrease in accrued interest receivable ....              (14)               13
         (Increase) decrease in due from affiliates ............             (160)              653
         (Increase) in other assets ............................               (4)               (3)
         Increase (decrease) in accrued expenses ...............               (4)                7
                                                                     ------------      ------------
         Net cash provided by (used in) operating activities ...            3,689             4,513
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan purchases, net of discount ...........................           (6,575)          (14,265)
     Mortgage loan principal repayments ........................            7,549            14,108
     Purchase of accrued interest ..............................              (31)              (65)
                                                                     ------------      ------------
     Net cash provided by (used in) investing activities .......              943              (222)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid ............................           (2,607)           (2,607)
     Common stock dividends paid ...............................             (762)             (774)
                                                                     ------------      ------------
     Net cash used in financing activities .....................           (3,369)           (3,381)
                                                                     ------------      ------------

Net increase in cash and cash equivalents ......................            1,263               910
Cash and cash equivalents at beginning of period ...............              959             1,301
                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................     $      2,222      $      2,211
                                                                     ============      ============

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

         The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NOTE 2 - MORTGAGE LOANS, NET

         Mortgage loans, net consisted of the following (in thousands):

                                            September 30, 2000      December 31, 1999
                                            ------------------      ------------------
1-4 unit residential mortgage loans ...     $           62,895      $           61,836
Multi-family and commercial loans .....                  7,352                   9,165
                                            ------------------      ------------------
                                                        70,247                  71,001
Discount on loans .....................                   (522)                   (302)
Allowance for loan losses .............                   (253)                   (253)
                                            ------------------      ------------------
     Total mortgage loans, net ........     $           69,472      $           70,446
                                            ==================      ==================


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

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                            ---------------------------------
                                                                 2000               1999
                                                            --------------     --------------
STATEMENT OF EARNINGS:
         Interest on mortgage loans ...................     $        4,176     $        4,103
         Total revenues ...............................              4,253              4,205
         Net earnings .................................              3,871              3,843

                                                            At September 30,   At December 31,
                                                                 2000               1999
                                                            --------------     --------------
STATEMENT OF CONDITION:
         Mortgage loans, net ..........................     $       69,472      $       70,446
         Total assets .................................             72,891              72,393
         Total stockholders' equity ...................             72,853              72,351
         Weighted average yield on mortgage loans .....               7.37%               7.44%

OVERVIEW

         Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At September 30, 2000, we had total assets of $72.9 million, total liabilities of $38,000 and total stockholders' equity of $72.9 million. As of that date, $69.5 million or 95.3% of our assets were comprised of mortgage loans. At September 30, 2000, our loan portfolio contained 254 residential mortgage loans, representing approximately 89.5% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 43 commercial mortgage loans, representing approximately 10.5% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $62.9 million or 89.5% of our mortgage loans at September 30, 2000 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.14% and $7.4 million or 10.5% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.29%. The overall yield on our portfolio as of September 30, 2000 and December 31, 1999 was 7.37% and 7.44%, respectively.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through September 30, 2000 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

         Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of September 30, 2000 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                                  Average
                                                                           Average Initial       Remaining         Average
                                     Principal          Percentage of       Loan to Value          Term           Net Note
             Type                     Balance            Portfolio             "LTV"           (in months)          Rate
----------------------------------------------------------------------------------------------------------------------------
Bi-weekly - fixed rate........        $     745                1.2%               73.6%                134            6.75%
15 year fixed rate............            5,102                8.1%               61.3%                123            7.15%
30 year fixed rate............           57,048               90.7%               67.6%                315            7.15%
                                 ------------------------------------
                                        $62,895              100.0%               67.2%                297            7.14%
                                 ===========================================================================================


         The residential mortgage loans included in our portfolio are all fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 5.875% per annum to 13.500% per annum. At September 30, 2000, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.14% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of September 30, 2000 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                                Average
                                                                               Average         Remaining         Average
                                    Principal            Percentage of         Initial            Term          Net Note
               Type                  Balance               Portfolio             LTV          (in months)         Rate
----------------------------------------------------------------------------------------------------------------------------
Commercial fixed rate
   balloon ......................         $    3,975           54.1%            68.3%                75             9.19%
Commercial fixed rate............              1,215           16.5%            74.8%               101             9.74%
Multi-family fixed rate
   balloon.......................                485            6.6%            25.6%                76             8.25%
Multi-family fixed rate..........              1,677           22.8%            73.6%                78             9.48%
                                    ----------------------------------
                                           $   7,352          100.0%            67.8%                80             9.29%
                                    ========================================================================================

         Of the commercial mortgage loans included in our portfolio, approximately 60.7% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the commercial mortgage loans included in our portfolio at September 30, 2000 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at September 30, 2000 was approximately 9.29% per annum.

ASSET QUALITY

         At September 30, 2000, there were three residential mortgage loans 30 to 59 days past due as to principal and interest aggregating $1.2 million, or 1.9% of the residential mortgage loan portfolio. These loans were brought current subsequent to quarter-end. There was one residential mortgage loan 60 to 89 days past due as to principal and interest aggregating $176,000, or 0.3% of the residential mortgage loan portfolio. There was one residential mortgage loan 90 to 119 days past due as to principal and interest aggregating $179,000, or 0.3% of the residential mortgage loan portfolio, which was brought current subsequent to quarter-end. Lastly, there was one residential mortgage loan 120 days and over past due as to principal and interest aggregating $53,000, or 0.1% of the residential mortgage loan portfolio. At December 31, 1999, there was one residential mortgage 30 to 59 days past due as to principal and interest aggregating $181,000, or 0.3% of the residential mortgage loan portfolio. No commercial mortgage loans were past due as of September 30, 2000 or December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At September 30, 2000, the allowance for loan losses amounted to $253,000 or 0.36% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of September 30, 2000 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At September 30, 2000 and December 31, 1999, we had total assets of $72.9 and $72.4 million, respectively. As of September 30, 2000, an aggregate of $69.5 million or 95.3% of our assets was comprised of mortgage loans.

         During the nine months ended September 30, 2000 and the year ended December 31, 1999, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $6.9 million and $16.5 million, respectively. As of September 30, 2000, our portfolio of mortgage loans was comprised of $62.9 million of residential mortgage loans and $7.4 million of multi-family and commercial mortgage loans, or 89.5% and 10.5% of our total portfolio of mortgage loans, respectively. As of December 31, 1999, our portfolio of mortgage loans was comprised of $61.8 million of residential mortgage loans and $9.2 million of commercial mortgage loans, or 87.1% and 12.9% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of September 30, 2000 and December 31, 1999 was 7.37% and 7.44%, respectively. At September 30, 2000, amounts due from affiliates aggregated $817,000, as compared to $657,000 at December 31, 1999. At September 30, 2000, accrued interest amounted to $376,000, as compared to $331,000 at December 31, 1999. We maintained an allowance for loan losses of $253,000 at September 30, 2000 and December 31, 1999.

         At September 30, 2000, our total liabilities amounted to $38,000, as compared to $42,000 at December 31, 1999. At September 30, 2000, stockholders' equity amounted to $72.9 million, after taking into consideration earnings of $3.9 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $3.4 million during the first nine months of 2000. At December 31, 1999, stockholders' equity amounted to $72.4 million.

RESULTS OF OPERATIONS

         For the three months ended September 30, 2000 we reported net earnings of $1.30 million compared to $1.29 million for the three months ended September 30, 1999. Total revenues were $1.42 million for the three months ended September 30, 2000 compared to total revenues of $1.41 million for the three months ended September 30, 1999. This increase was mainly due to an increase in interest on short-term investments. Total expenses amounted to $122,000 for the third quarter ended September 30, 2000 compared to $122,000 for the third quarter ended September 30,1999. There were no significant changes in expenses.

         We reported net earnings of $3.87 million for the nine months ended September 30, 2000 compared to $3.84 million for the comparable period in 1999. The increase in net earnings during the nine month period was due to an increase in interest earned on mortgage loans, which was partially offset by an increase in expenses.

         Total revenues for the nine months ended September 30, 2000 increased from $4.21 million to $4.25 million over the comparable prior period due to increased interest on mortgage loans.

         Total expenses for the nine months ended September 30, 2000 increased to $382,000 from $362,000 during the nine months ended September 30, 1999, primarily due to an increase in professional fees. Advisory fee payments to the Bank were $150,000 during each of the nine month periods ended September 30, 2000 and 1999. The Bank received $16,000 and $21,000, for servicing our commercial mortgage loans and $74,000 and $57,000 for servicing a portion of our residential mortgage loans during the nine months ended September 30, 2000 and 1999. Temple Inland Mortgage Corporation, which services a portion of our residential mortgage loans, received $41,000 and $54,000 in servicing fees during the nine months ended September 30, 2000 and 1999, respectively.

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

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       None

         ITEM 5:  OTHER INFORMATION

                       None

         EXHIBIT INDEX

         EXHIBIT  DESCRIPTION
         -------  -----------
         27       Financial Data Schedule

         NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED
                  SEPTEMBER 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLE'S PREFERRED CAPITAL CORPORATION

                                          /s/ Rudolf P. Guenzel
                                          --------------------------------------
                                          Rudolf P. Guenzel
                                          President and Chief Executive Officer

                                          /s/ J. Michael Holmes
                                          --------------------------------------
                                          J. Michael Holmes
                                          Executive Vice President and Chief
                                            Financial Officer

                                            Date: November 10, 2000