Form 10-K405
period 2000-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 2001-03-21
CIK 1042024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:                          COMMISSION FILE:
              December 31, 2000                                   0-23131

                            ------------------------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

             (Exact name of registrant as specified in its Charter)

                  MARYLAND                                      95-4642529
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    All 10,000 shares of Common Stock were held by People's Bank of California at December 31, 2000; therefore, no Common Stock is held by non-affiliates.

     Documents incorporated by reference                     Part of Form 10-K
              in this Form 10-K                             which incorporated

                    None                                            --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                         PAGE
                                                                       --------
                                    PART I

Item 1   Business....................................................      3

         -- General..................................................      3

         -- General Description of Mortgage Assets and Other
         Authorized Investments; Investment Policy...................      5

         -- Management Policies and Programs.........................      7

         -- Servicing................................................     11

         -- Federal Income Tax Considerations........................     15

         -- Taxation of the Company..................................     15

         -- Taxation of United States Stockholders...................     19

         -- Taxation of Foreign Stockholders.........................     21

         -- Information Reporting Requirements and Backup Withholding
         Tax.........................................................     22

         -- Other Tax Consequences...................................     23

Item 2   Properties..................................................     23

Item 3   Legal Proceedings...........................................     23

Item 4   Submission of Matters to a Vote of Security Holders.........     23

                                    PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................     23

Item 6   Selected Financial Data.....................................     24

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................     25

         -- Description of Portfolio.................................     25

         -- Financial Condition......................................     29

         -- Results of Operations....................................     30

         -- Allowance for Loan Losses................................     30

         -- Liquidity Risk Management................................     30

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     31

Item 8   Financial Statements and Supplementary Data.................     32

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................     44

                                   PART III

Item 10  Directors and Executive Officers of the Corporation.........     44

Item 11  Executive Compensation......................................     47

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     47

Item 13  Certain Relationships and Related Transactions..............     47

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................     48

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

    MERGER AGREEMENT WITH FBOP CORPORATION.  On December 8, 2000, PBOC
Holdings, Inc. ("PBOC"), the sole stockholder and holding company of the Bank, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. In the merger, each share of PBOC's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $10.00. The merger will be a taxable transaction to shareholders generally. Shareholders of PBOC will have no equity interest in either PBOC or FBOP after completion of the merger.

    The consummation of the merger is subject to certain conditions, including approval by the shareholders of PBOC and applicable regulatory approvals. PBOC has scheduled a special meeting of its shareholders to vote on the merger on April 19, 2001. The parties expect that the merger will be consummated in the second quarter of 2001.

    No determination has been made with respect to the status of the Company following consummation of the proposed merger.

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

    The Company's principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments (as defined herein) that will generate net earnings for distribution to stockholders. All of the Company's Mortgage Assets may be acquired from the Bank or purchased from unaffiliated third parties as whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family (one- to four-unit) residential real estate properties ("Residential Mortgage Loans") or by multi-family residential and commercial properties (collectively, "Commercial Mortgage Loans"). Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company's Mortgage Assets through December 31, 2000 were acquired from the Bank. With respect to Mortgage Loans which were purchased by the Bank from unaffiliated third parties, the Bank evaluated the documentation relating to each purchased loan and management believes that each such loan was originated in a manner that was consistent with the underwriting standards of the Bank. During 2000, the Company acquired twenty-five single-family residential mortgage loans which were originated by the Bank with an aggregate principal balance of $10.2 million. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties.

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

    Dividends are authorized and declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. Because (i) the Mortgage Assets and Other Authorized Investments are interest bearing, (ii) the Series A Preferred Shares represent only approximately 50% of the Company's capitalization and (iii) the Company does not anticipate incurring any indebtedness, the Company currently expects that both its cash available for distribution and its "REIT taxable income" will be in excess of amounts needed to pay dividends on the Series A Preferred Shares, even in the event of a significant drop in interest rate levels. Accordingly, the Company expects that it will, after paying the quarterly dividends on the Series A Preferred Shares, pay dividends to the holder of its Common Stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT. There are, however, several limitations that are described in the following paragraph that restrict the Company's ability to pay dividends on the Common Stock.

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

    The Office of Thrift Supervision ("OTS") prompt corrective action regulations prohibit thrift institutions such as the Bank from making "capital distributions" (defined to include a transaction that the OTS or Federal Deposit Insurance Corporation ("FDIC") determines, by order or regulation, to be "in substance a distribution of capital") unless the institution is at least "adequately capitalized" after the distribution. There can be no assurances that either the OTS or the FDIC would not seek to restrict the Company's payment of dividends on the Series A Preferred Shares under this provision if the Bank were to fail to maintain its status as "adequately capitalized." Currently, an institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%. At December 31, 2000, the Bank's total risk-based capital ratio was 11.47%, its Tier 1 risk-based capital ratio was 10.50% and core capital (or leverage) ratio was 6.82%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under the prompt corrective action regulations. However, there can be no assurance that the Bank will be able to maintain such capital levels.

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

GENERAL DESCRIPTION OF MORTGAGE ASSETS AND OTHER AUTHORIZED INVESTMENTS;
  INVESTMENT POLICY

    RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $275,000 for one-unit residential loans to $528,700 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of the Company's nonconforming Residential Mortgage Loans is expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

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

    COMMERCIAL MORTGAGE LOANS. The Company may from time to time acquire Commercial Mortgage Loans secured by multi-family properties of five units or more, industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels ("Commercial Properties"). Substantially all of the Commercial Mortgage Loans that the Company has acquired to date are secured by real estate located in California. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. Commercial Mortgage Loans also may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties, giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Company acquires a Commercial Mortgage Loan secured by such commercial real estate property nor are Commercial Mortgage Loans required to have third party guarantees.

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

    MORTGAGE-BACKED SECURITIES. The Company may from time to time acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans ("Mortgage-Backed Securities"). The Company intends to acquire only investment grade Mortgage-Backed Securities or those issued or guaranteed by agencies of the federal government or government sponsored agencies. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States. The Company does not intend to acquire any interest-only, principal-only or high-risk Mortgage-Backed Securities. The Company is not precluded from investing in Mortgage-Backed Securities when the Bank is the sponsor or issuer. At December 31, 2000, the Company did not hold any investments in Mortgage-Backed Securities.

    OTHER ASSETS. The Company may invest up to 20% of the total value of its assets in investments other than Residential Mortgage Loans, Commercial Mortgage Loans, Mortgage-Backed Securities eligible to be held by REITs, (i.e., qualified real estate assets under the Code), cash, cash equivalents (including receivables) and government securities (collectively, "Other Authorized Investments"). Although the foregoing assets must constitute at least 75% of the value of the REIT's total assets under Section 865(c)(5)(A) of the Code, up to 25% of the value of a REIT's total assets may be comprised of non-mortgage-related securities as defined in the Investment Company Act of 1940 (the "Investment Company Act"). Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Code requires that the value of any one issuer's securities (other than those securities included in the 75% test) may not exceed 5% of the total assets (by volume) of the REIT and the REIT may not own more than 10% of the voting securities (other than those securities included in the 75% test) of any one issuer. At December 31, 2000, the Company did not hold any such investments.

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

    ASSET ACQUISITION AND DISPOSITION POLICIES. The Company anticipates that from time to time it will purchase additional Mortgage Loans from the Bank on a basis consistent with secondary market standards pursuant to its Mortgage Purchase Agreements with the Bank, out of proceeds received in connection with the repayment or disposition of Mortgage Loans or the issuance of additional shares of Common Stock and Preferred Stock. The Company anticipates that additional Mortgage Loans purchased from the Bank will be purchased on terms that are substantially identical to those that could be obtained by the Company if such additional Mortgage Loans were purchased from third parties unaffiliated with the Company. The Company has no present plans or intentions to purchase Mortgage Loans from unaffiliated third parties. The Company currently anticipates that additional Mortgage Loans acquired by the Company will be of the types described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Portfolio," although the Company may purchase additional types of Mortgage Loans and is not limited as to the type or the amount that may be purchased. In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans that will be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as servicer of any such Residential Mortgage Loans and Commercial Real Estate Loans. The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company. See "Servicing."

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

    The Company had no debt outstanding at December 31, 2000, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the incurrence by the Company of debt for borrowed money in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the Independent Directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

    There are no provisions in the Company's Articles of Incorporation limiting any officer, director, security holder or affiliate of the Company from having any direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding and managing Mortgage Assets. As described herein, the Bank has direct interests in transactions with the Company (including without limitation the sale of Mortgage Assets to the Company); however, no officers or directors of the Company will have any interests in such Mortgage Assets.

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

    The Company is conducting its operations so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the Staff of the Securities and Exchange Commission ("SEC"), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that the Company may acquire therefore may be limited by the provisions of the Investment Company Act. The Company has established a policy of limiting Other Authorized Investments to no more than 20% of the value of the Company's total assets.

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

    In connection with any foreclosure proceedings that the Servicing Agents may institute, the Servicing Agents may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Residential Mortgage Loan by operation of law or otherwise in accordance with the terms of the Residential Servicing Agreements. In the event that title to the property securing a Residential Mortgage Loan is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Company with the servicing with respect to such Residential Mortgage Loan to be transferred back to the Company. The Bank services such REO on behalf of the Company.

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

    The Commercial Servicing Agreement requires the Bank to pay all customary, reasonable and necessary expenses related to the performance of its duties under the Commercial Servicing Agreement, including, but not limited to, costs associated with the preservation of mortgaged property and enforcement of any required judicial proceedings. The Bank generally will be reimbursed prior to the Company out of proceeds related to such Commercial Mortgage Loans. The Bank also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted Commercial Mortgage Loans serviced by it and in connection with the restoration of mortgaged property.

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

FEDERAL INCOME TAX CONSIDERATIONS

    The following summary of material federal income tax considerations regarding the Company is based upon current law, is for general information only and is not tax advice. The discussion below is based on existing federal income tax law, which is subject to change, with possible retroactive effect. The discussion below does not address all aspects of taxation that may be relevant in the particular circumstances of each stockholder or to certain types of stockholders (including insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations and persons who are not citizens or residents of the United States, except to the extent discussed) subject to special treatment under the federal income tax laws.

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

        Eighth, the Company will be subject to a 100% tax on any redetermined rents, redetermined deductions, or excess interest subsidiary. The Company does not currently have a taxable REIT subsidiary and does not intend to have one in the future.

    ORGANIZATIONAL REQUIREMENTS. The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors;
(ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for the REIT Requirements; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons;
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (the "Five or Fewer Test") (as defined in the Code to include private foundations and certain pension trusts and other entities) at any time during the last half of each taxable year; and (vii) meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition
(v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions
(v) and (vi) will not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (vi), certain tax-exempt entities described in

Sections 501(c)(17) and 509(a) of the Code or a portion of a trust permanently set aside or used for purposes described in Section 642 (c) of the Code, are generally treated as individuals, stock owned by a corporation is treated as if owned by the shareholders of the organization, and the beneficiaries of a pension trust that qualifies under Section 401(a) of the Code and that holds shares of a REIT will generally be treated as holding shares of the REIT in proportion to their actuarial interests in the pension trust. See "--Taxation of United States Stockholders--Treatment of Tax-Exempt Stockholders."

    In addition, a corporation may not elect to become a REIT unless its taxable year is the calendar year. The Company satisfies this requirement.

    INCOME TESTS. In order to maintain qualification as a REIT, the Company must annually satisfy two gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including interest on obligations secured by mortgages on real property or on interests in real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments as aforesaid and from dividends, interest and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing).

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

    Rents received or deemed to be received by the Company will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if received from an entity in which the Company does not own more than 10% of the vote or value (in the case of a non-corporate person, assets or profile. In the event that a REIT acquires by foreclosure, property that generates income that does not qualify as "rents from real property," a REIT may elect to treat such income as qualifying for three years following the taxable year in which the trust acquires the property (which period may be extended) so long as (i) all leases entered into after foreclosure generate only qualifying rent, (ii) only limited construction takes place and
(iii) within 90 days of foreclosure, any trade or business in which the property is used is conducted by an independent contractor from which the REIT derives no income. In the event the special foreclosure property rule applies to qualify otherwise unqualified income, the net income that qualifies only under the special rule for foreclosure property may be subject to tax, as described above.

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

    ASSET TESTS. At the close of each quarter of each taxable year, the Company must satisfy four tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, no more than 20% of the value of the REIT's assets may be represented by securities of a taxable REIT subsidiary. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of the issuer's voting power or value.

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

    ANNUAL DISTRIBUTION REQUIREMENTS. In order to receive favorable tax treatment, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 90% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) plus (ii) 90% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (B) the sum of certain items of noncash income. Such distributions must be paid in the taxable year to which they relate or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute (or is not treated as having distributed) all of its net capital gain or distributes (or is treated as having distributed) at least 90%, but less than 100% of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gains corporate tax rates, as the case may be. If the Company elects to retain, rather than distribute, its net long-term capital gains and to pay the tax on such gains, then each stockholder must treat a designated amount of undistributed capital gains as long-term capital gains for his tax year in which the last day of the Company's tax year falls. The stockholder, however, is also treated as having paid the capital gains tax imposed on the Company on the designated amounts included in their long-term capital gains and is allowed a credit or refund for the tax deemed paid. The Code permits a stockholder, in certain circumstances, to be treated for tax purposes as having (i) received a distribution in the amount specified in the election and (ii) contributed the amount thereof to the capital of a REIT. In the event the Company fails to distribute 100% of its income and capital gains, the Bank may, but is not obligated to, elect to be so treated. Moreover, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirement.

    "REIT taxable income" is the taxable income of a REIT, which generally is computed in the same fashion as the taxable income of any corporation, except that (i) certain deductions are not available, such as the deduction for dividends received, (ii) it may deduct dividends paid (or deemed paid) during the taxable year, (iii) net capital gains and losses are excluded and
(iv) certain other adjustments are made. Net capital gains are taxed at preferential rates.

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

    NON-DIVIDEND DISTRIBUTIONS. Distributions by the Company that are not dividends out of the earnings and profits of the Company will not be subject to U.S. income or withholding tax. The Company can make an estimate of whether a dividend is paid out of earnings and profits and is not required to withhold on dividends not expected to be out of earnings and profits.

    CAPITAL GAIN DIVIDENDS. Under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), a distribution made by the Company to a Non-United States Holder, to the extent attributable to gains from dispositions of United States Real Property Interests ("USRPIs") will be considered effectively connected with a U.S. trade or business of the Non-United States Holder and subject to U.S. income tax at the rate applicable to U.S. individuals or corporations, without regard to whether such distribution is designated as a capital gain dividend. Shares of a corporation are treated as USRPIs only if the fair market value of the USRPIs owned by the corporation equals or exceeds 50% of the fair market value of its total assets. If at no time during the five years preceding the sale or exchange of shares in the Company, the Series A Preferred Shares constituted a USRPI, gain or loss on the sale or exchange will not be treated as effectively connected with a U.S. trade or business by reason of FIRPTA. Although ownership of real property in the U.S. is always a USRPI, a loan secured by a mortgage on U.S. real property does not constitute a USRPI unless the amounts payable by the borrower are contingent on the income or receipts of the borrower or the property or otherwise based on the property. The Company believes that it is unlikely that its shares will be USRPIs or that it will derive significant gain from USRPIs, although whether its shares are USRPIs or it derives gain from USRPIs will depend on the facts as they ultimately develop. If the shares do constitute USRPIs, the Company will be required to withhold tax equal to 30% of the amount of dividends to the extent such dividends constitute USRPI Capital Gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to treaty exemption.

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

    Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-United States Holder in two cases: (i) if the Non-United States Holder's investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-United States Holder, the Non-United States Holder will be subject to the same treatment as a United States Stockholder with respect to such gain, or (ii) if the Non-United States Holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and certain other conditions apply, the nonresident alien individual will be subject to tax on the individual's capital gain.

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

OTHER TAX CONSEQUENCES

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

ITEM 3: LEGAL PROCEEDINGS

    The Company is not involved in any litigation at December 31, 2000. From time to time, the Company may be involved in routine litigation arising in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (the "Common Stock") and 4,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"), of which 1,426,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 10,000 shares of Common Stock outstanding at December 31, 2000. Accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

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

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

                AS OF DECEMBER 31, 2000, 1999, 1998 AND 1997 AND
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998,
   AND FOR THE PERIOD FROM INCEPTION, JUNE 19, 1997 THROUGH DECEMBER 31, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            AT DECEMBER 31,
                                                                                            1997 OR FOR THE
                                                                                              PERIOD FROM
                                           AT OR FOR        AT OR FOR        AT OR FOR          6/19/97
                                         THE YEAR-ENDED   THE YEAR-ENDED   THE YEAR ENDED       THROUGH
                                            12/31/00         12/31/99         12/31/98         12/31/97
                                         --------------   --------------   --------------   ---------------
Statement of earnings:
  Interest income......................    $   5,694        $   5,621        $   5,780         $   1,476
  Operating expenses...................          504              483              530               109
  Net earnings.........................        5,190            5,138            5,250             1,367
Balance sheet:
  Mortgage loans, net..................    $  71,571        $  70,446        $  69,457         $  70,423
  Total assets.........................       72,847           72,393           72,405            72,597
  Total liabilities....................           44               42               42               460
  Total stockholders' equity...........       72,803           72,351           72,363            72,137
Other data:
  Dividends paid on preferred stock....        3,476            3,476            3,476               859
  Dividends paid on common stock.......        1,262            1,674            1,548               460
  Number of preferred shares
  outstanding..........................    1,426,000        1,426,000        1,426,000         1,426,000
  Number of common shares
    outstanding (1)....................       10,000           10,000           10,000            10,000

------------------------

(1) Because the Company's Common Stock is wholly owned by the Bank, earnings per share data is not presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF PORTFOLIO

    Information with respect to the Residential Mortgage Loans and the Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 2000. References herein to percentages of Mortgage Loans acquired by the Company refer in each case to the percentage of the aggregate outstanding principal balance of the Mortgage Loans in the Company's Portfolio as of December 31, 2000, based on the outstanding principal balances of such Mortgage Loans as of such date, after giving effect to scheduled monthly payments received and applied on or prior to such date.

    GENERAL. As of December 31, 2000, the Portfolio contained 258 Residential Mortgage Loans, representing approximately 90.0% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio, and 41 Commercial Mortgage Loans, representing approximately 10.0% of the unpaid principal balance of the Mortgage Loans contained in the Company's Portfolio. On December 31, 2000, the Mortgage Loans included in the Company's Portfolio had an aggregate outstanding principal balance of $72.4 million.

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

    All of the Residential Mortgage Loans included in the Company's Portfolio were originated and/or purchased between June 1973 and December 1999, and had original terms to stated maturity of primarily 15, 20, 25 or 30 years. As of December 31, 2000, the average outstanding principal balance of a Residential Mortgage Loan was $252,555. The weighted average number of months since origination of the Residential Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 2000) was approximately 41 months and the weighted average expected remaining maturity was 296 months. The weighted average Loan-to-Value Ratio (defined below) of the Residential Mortgage Loans included in the Company's Portfolio is 67.2%; however, 5.2% of the Residential Mortgage Loans have Loan-to-Value Ratios of greater than 80%. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value at origination of the underlying mortgaged property or (ii) if the Mortgage Loan was made to finance the acquisition of property, the purchase price of the mortgaged property.

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

    Each Commercial Mortgage Loan included in the Company's Portfolio was originated and/or purchased by the Bank in the ordinary course of its commercial real estate lending activities. All of the Commercial Mortgage Loans included in the Company's Portfolio were originated and/or purchased between March 1974 and June 1997, and had original terms to stated maturity of between 10 and 30 years. As of December 31, 2000, the average outstanding principal balance of a Commercial Mortgage Loan was $176,469. The weighted average number of months since origination of the Commercial Mortgage Loans included in the Company's Portfolio (calculated as of December 31, 2000) was approximately 137 months. As of December 31, 2000, the weighted average Loan-to-Value Ratio of the Commercial Mortgage Loans included in the Company's Portfolio is 69.4%. In addition, as of December 31, 2000, no Commercial Mortgage Loan included in the Company's Portfolio had a Loan-to-Value Ratio greater than 80%.

    RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of December 31, 2000 certain information with respect to each type of Residential Mortgage Loan included in the Company's Portfolio:

                   TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                     PERCENTAGE OF
                                                    AGGREGATE         RESIDENTIAL         WEIGHTED
                                                    PRINCIPAL       MORTGAGE LOANS     AVERAGE INITIAL    WEIGHTED AVERAGE
                                                     BALANCE         BY AGGREGATE       LOAN TO VALUE    EXPECTED REMAINING
                      TYPE                        (IN THOUSANDS)   PRINCIPAL BALANCE        RATIO        MATURITY (MONTHS)
------------------------------------------------  --------------   -----------------   ---------------   ------------------
15 Year Fixed Rate..............................      $ 4,915              7.6%              61.6%               121
30 Year Fixed Rate..............................       59,511             91.3               67.8                312
Fixed Bi-weekly.................................          733              1.1               73.6                131
                                                      -------            -----
  Total.........................................      $65,159            100.0%
                                                      =======            =====

    The Residential Mortgage Loans included in the Company's Portfolio bear interest at fixed rates, which range from 5.875% per annum to 13.50% per annum. The weighted average interest rate of the Residential Mortgage Loans included in the Company's Portfolio is approximately 7.39% per annum.

    The following table contains certain additional data with respect to the interest rates of the Residential Mortgage Loans included in the Company's
Portfolio:

                  INTEREST RATE OF RESIDENTIAL MORTGAGE LOANS

                                                       AGGREGATE        PERCENTAGE OF THE
                                                       PRINCIPAL      COMPANY'S PORTFOLIO BY
                                      NUMBER OF         BALANCE        AGGREGATE PRINCIPAL
      CURRENT INTEREST RATE         MORTGAGE LOANS   (IN THOUSANDS)          BALANCE
----------------------------------  --------------   --------------   ----------------------
Up to 7.499%......................        95            $42,110                64.6%
7.500--7.749......................        48              9,821                15.1
7.750--7.999......................        43              6,303                 9.7
8.000--8.249......................        14              1,387                 2.1
8.250--8.499......................         5                561                 0.9
8.500--8.749......................         9                727                 1.1
8.750--8.999......................         8              1,176                 1.8
9.000--9.249......................         8                427                 0.7
9.250--9.499......................         4                590                 0.9
9.500--9.749......................         3                224                 0.3
9.750--9.999......................         5                301                 0.5
10.000--10.249....................         2                250                 0.4
10.250--10.499....................         4                311                 0.5
10.500--10.749....................         4                713                 1.1
10.750--10.999....................         1                 30                 0.0
11.000--11.249....................         1                  8                 0.0
12.000--12.249....................         1                 46                 0.1
12.250--12.499....................         1                122                 0.2
12.500--12.749....................         1                 31                 0.0
12.750--12.999....................        --                 --                  --
13.500............................         1                 21                  --
                                         ---            -------               -----
  Total...........................       258            $65,159               100.0%
                                         ===            =======               =====

    Substantially all of the Mortgage Loans included in the Company's Portfolio allow the mortgagor to prepay at any time some or all of the outstanding principal balance of the Mortgage Loan without a fee or penalty.

    COMMERCIAL MORTGAGE LOANS. The Commercial Mortgage Loans included in the Company's Portfolio consist of loans secured by the Commercial Properties located in California. The borrowers of the Commercial Mortgage Loans included in the Company's Portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities. The outstanding principal balances of the Commercial Mortgage Loans included in the Company's Portfolio ranged from $8,174 to $2.1 million as of December 31, 2000.

    The following table sets forth as of December 31, 2000 certain information with respect to each type of multi-family residential and commercial property underlying each Commercial Mortgage Loan included in the Company's Portfolio:

                        TYPE OF COMMERCIAL MORTGAGE LOAN

                                                           PERCENTAGE OF       WEIGHTED        WEIGHTED
                                          AGGREGATE         COMMERCIAL          AVERAGE         AVERAGE
                                          PRINCIPAL       MORTGAGE LOANS        INITIAL         CURRENT      WEIGHTED AVERAGE
                                           BALANCE         BY AGGREGATE      LOAN TO VALUE   LOAN TO VALUE   MONTHS REMAINING
                 TYPE                   (IN THOUSANDS)   PRINCIPAL BALANCE     RATIO(1)        RATIO(2)        TO MATURITY
--------------------------------------  --------------   -----------------   -------------   -------------   ----------------
Commercial mortgage--fixed rate
  balloon.............................      $3,954              54.7%             68.3%           64.1%             72
Commercial mortgage--fixed rate.......       1,183              16.4              74.9            43.9              99
Multi-family--fixed rate balloon......         483               6.6              25.6            24.8              73
Multi-family--fixed rate..............       1,615              22.3              73.6            35.0              76
                                            ------             -----
  Total...............................      $7,235             100.0%             67.7            51.7              77
                                            ======             =====

--------------------------

(1) Represents the ratio of the outstanding principal amount of each Commercial Mortgage Loan at the time of loan origination or modification, if any, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

(2) Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 2000 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

    Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 61.3% are not fully amortizing and will have significant principal balances or "balloon" payments due upon maturity.

    All of the Commercial Mortgage Loans included in the Company's Portfolio bear interest at fixed rates. The interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio range from 8.50% per annum to 11.00% per annum. The weighted average interest rate of the Commercial Mortgage Loans in the Company's portfolio is approximately 9.53% per annum.

    The following table contains certain additional data as of December 31, 2000 with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Company's Portfolio:

                   INTEREST RATE OF COMMERCIAL MORTGAGE LOANS

                                                   AGGREGATE       PERCENTAGE OF THE
                                                   PRINCIPAL      COMPANY'S PORTFOLIO
                                  NUMBER OF         BALANCE          BY AGGREGATE
INTEREST RATE                   MORTGAGE LOANS   (IN THOUSANDS)    PRINCIPAL BALANCE
-------------                   --------------   --------------   -------------------
 8.500%-- 8.749%..............          1            $  483                6.7%
 9.000-- 9.249................          2               386                5.3
 9.250-- 9.499................         11             1,267               17.5
 9.500-- 9.749................         15             2,696               37.3
 9.750-- 9.999................          4               827               11.4
10.000--10.249................          4             1,296               17.9
10.250--10.499................         --                --                 --
10.500--10.749................          2               142                2.0
11.000........................          2               138                1.9
                                      ---            ------              -----
Total.........................         41            $7,235              100.0%
                                      ===            ======              =====

    ASSET QUALITY. The following table schedules residential mortgage loans with past due principal and interest payments at December 31, 2000 (dollars in thousands):

                                        NUMBER    PRINCIPAL BALANCE   PERCENT OF PORTFOLIO
                                       --------   -----------------   --------------------
30 to 59 days past due...............     3              $393                  0.6%
60 to 89 days past due...............     1               333                  0.5%
120 days and over....................     1                52                  0.1%

    There were no commercial mortgage loans with past due principal and interest payments at December 31, 2000. Delinquencies in prior years were immaterial.

    GEOGRAPHIC DISTRIBUTION. As of December 31, 2000, 100% of the residential real estate properties underlying the Company's Residential Mortgage Loans included in the Company's Portfolio are located in California. Of the Residential Mortgage Loans included in the Company's Portfolio, as of December 31, 2000, approximately 1.8% are secured by real estate located in Northern California and 98.2% are secured by real estate located in Southern California. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards (earthquakes, wild fires and mud slides, for example) in California that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance required to be maintained with respect to Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

    As of December 31, 2000, all of the commercial mortgaged properties underlying the Company's Commercial Mortgage Loans included in the Company's Portfolio are located in California. Of the Commercial Mortgage Loans included in the Company's Portfolio, approximately 1.2% are secured by real estate located in Northern California and 98.8% are secured by real estate located in Southern California. Consequently, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in that area to make payments of principal and interest on the underlying mortgages. Consequently, in the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company's current intention to not maintain special hazard insurance to protect against such losses.

    LOAN-TO-VALUE RATIOS; INSURANCE. Approximately $2.4 million of the Residential Mortgage Loans included in the Company's Portfolio as of December 31, 2000 had Loan-to-Value Ratios of greater than 80% at the time of origination. Of such Residential Mortgage Loans, at December 31, 2000, approximately $2.8 million were insured under primary mortgage insurance policies. The remaining $375,000 of such Residential Mortgage Loans at December 31, 2000 included in the Company's Portfolio with Loan-to-Value Ratios at origination of greater than 80% did not require primary mortgage insurance policies because the outstanding principal balances of such loans have been reduced (due to amortization) to levels which are less than 80% of the lesser of
(i) the appraised value at origination and (ii) the purchase price of the mortgaged property (the "Current LTV Ratio"). Residential Mortgage Loans included in the Company's Portfolio with Loan-to-Value Ratios greater than 80% and Current LTV Ratios less than 80% that do not require private mortgage insurance coverage have a weighted average Current LTV Ratio of 53.8% and have a weighted average seasoning since origination (calculated as of December 31, 2000) of 202 months. As of December 31, 2000, not more than approximately 37.9% of the Residential Mortgage Loans that require private mortgage insurance are insured by any one primary mortgage insurance policy issuer. At the time of origination of the Residential Mortgage Loans, each of the primary mortgage insurance policy insurers was approved by FNMA or FHLMC. A standard hazard insurance policy is required to be maintained by the mortgagor with respect to each Residential Mortgage Loan in an amount equal to the maximum insurable value of the improvements securing such Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less. If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, such Residential Mortgage Loan also may be covered by a flood insurance policy as required by law. No mortgagor bankruptcy insurance will be maintained by the Company with respect to the Residential Mortgage Loans in the Company's Portfolio, nor will any Residential, Mortgage Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

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

FINANCIAL CONDITION

    At December 31, 2000 and 1999, the Company had total assets of $72.8 million and $72.4 million, respectively. As of such date, an aggregate of $71.6 million or 98.2% and $70.4 million or 97.3% of the Company's assets was comprised of its loan receivables portfolio, net of the discount on loan and the allowance for loan losses, the majority of which were acquired from the Bank in connection with the Company's initial public offering completed in October 1997. During the years 2000 and 1999, the Company purchased residential mortgage loans with an aggregate principal balance of $10.2 million and $16.5 million, respectively, from the Bank. The weighted average interest rate of the total portfolio at December 31, 2000 and 1999 was 7.60% and 7.69%. At December 31, 2000, due from affiliates aggregated $610,000 and $657,000, accrued interest amounted to $362,000 and $331,000 and the

Company maintained a general valuation allowance of $253,000. See Note 3 of the Notes to Financial Statements included in Item 8 hereof.

    At December 31, 2000 and 1999, the Company's total liabilities amounted to $44,000 and $42,000, respectively. Stockholders' equity amounted to $72.8 million and $72.4 million, after taking into consideration earnings of $5.2 million and $5.1 million and aggregate dividend payments on the common stock and the preferred stock of $4.7 million and $5.2 million during the year of 2000 and 1999, respectively.

RESULTS OF OPERATIONS

    The Company reported net earnings of $5.2 million for the year ended December 31, 2000 as compared to $5.1 million and $5.3 million for the years ended December 31, 1999 and 1998, respectively. The Company paid $3.5 million, $3.5 million and $3.5 million in dividends on the Company's preferred stock in 2000, 1999 and 1998, respectively. The Company also declared $1.3 million, $1.7 million and $1.5 million in dividends on the Company's common stock in 2000, 1999 and 1998, respectively.

    Total revenues for the year ended December 31, 2000 amounted to $5.7 million as compared to $5.6 million and $5.8 million for periods ended December 31, 1999 and 1998, respectively, which was primarily attributable to interest earned on the Company's portfolio of mortgage loans. The Company also earned $99,000, $130,000 and $283,000 of interest on deposit accounts in 2000, 1999 and 1998, respectively.

    Total expenses for the years ended December 31, 2000, 1999 and 1998 amounted to $504,000, $483,000 and $530,000, respectively, of which $200,000 was paid to the Bank in each year of 2000, 1999, and 1998 as a management fee in accordance with the terms of the Advisory Agreement. The Bank received in 2000, 1999 and 1998, $21,000, $26,000 and $30,000, respectively, for servicing the Company's commercial mortgage loans and $102,000, $82,000 and $16,000, respectively, for servicing a portion of the Company's residential mortgage loans. Temple Inland Mortgage Co., which services a portion of the Company's residential mortgage loans, received $53,000, $69,000 and $123,000 in 2000, 1999 and 1998,
respectively.

ALLOWANCE FOR LOAN LOSSES

    The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of December 31, 2000, is sufficient to absorb any losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

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

    INTEREST RATE RISK. The Company's interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets as of December 31, 2000, based on the information and assumptions set forth in the notes below.

                                                                         MORE        MORE THAN
                                                WITHIN    THREE TO     THAN ONE     THREE YEARS                            NET
                                                THREE      TWELVE       YEAR TO       TO FIVE     OVER FIVE                FAIR
                                                MONTHS     MONTHS     THREE YEARS      YEARS        YEARS      TOTAL      VALUE
                                               --------   ---------   -----------   -----------   ---------   --------   --------
Interest-earning assets(1):
  Loans receivable(2)
  Single-family residential loans:
  Fixed......................................    $ --      $ 1,301      $19,370       $11,087      $33,401    $65,159    $64,785
Multi-family residential:
  Fixed rate balloon.........................      --            7          105            65          306        483        487
  30 year fixed rate.........................      --           52          880           571          112      1,615      1,671
Commercial real estate:
  Fixed rate balloon.........................      --           55          921           581        2,397      3,954      3,984
  30 year fixed rate.........................      --           30          499           344          310      1,183      1,192
Other interest-earning assets................     296           --           --            --           --        296        296
                                                 ----      -------      -------       -------      -------    -------    -------
Total........................................    $296      $ 1,445      $21,775       $12,648      $36,526    $72,690    $72,415
                                                 ====      =======      =======       =======      =======    =======    =======

------------------------------

(1) Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on assumptions used by the OTS in assessing the interest rate sensitivity.

(2) Amounts disclosed represent outstanding principal balances as of December 31, 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Rate Risk."

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                              FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Statements of Financial Condition--December 31, 2000 and
  1999......................................................     34

Statements of Earnings--Years ended December 31, 2000, 1999
  and 1998..................................................     35

Statements of Changes in Stockholders' Equity--Years ended
  December 31, 2000, 1999 and 1998..........................     36

Statements of Cash Flows--Years ended December 31, 2000,
  1999 and 1998.............................................     37

Notes to Financial Statements...............................     38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
People's Preferred Capital Corporation:

    We have audited the accompanying statements of financial condition of People's Preferred Capital Corporation as of December 31, 2000 and 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People's Preferred Capital Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Los Angeles, California
January 29, 2001

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS:
  Cash and cash equivalents.................................       $   304             $   959
  Mortgage loans, net (Note 3)..............................        71,571              70,446
  Due from affiliate (Note 5)...............................           610                 657
  Accrued interest receivable...............................           362                 331
                                                                   -------             -------
    Total assets............................................       $72,847             $72,393
                                                                   =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued liabilities..................       $    44             $    42
                                                                   -------             -------
    Total liabilities.......................................            44                  42
                                                                   -------             -------
  Commitments and contingencies.............................            --                  --

Stockholders' equity:
  Preferred stock, par value $.01 per share, 4,000,000
    shares authorized: Preferred stock series A, issued and
    outstanding 1,426,000 shares, liquidation value
    $35,650.................................................            14                  14
  Common stock, par value $.01 per share, 4,000,000 shares
    authorized: 10,000 shares issued and outstanding........            --                  --
  Additional paid-in capital................................        72,075              72,075
  Retained earnings.........................................           714                 262
                                                                   -------             -------
  Total stockholders' equity................................        72,803              72,351
                                                                   -------             -------
  Total liabilities and stockholders' equity................       $72,847             $72,393
                                                                   =======             =======

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                             STATEMENTS OF EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES:
  Interest on mortgage loans................................   $5,595     $5,491     $5,497
  Interest on deposits......................................       99        130        283
                                                               ------     ------     ------
    Total revenues..........................................    5,694      5,621      5,780
                                                               ------     ------     ------
EXPENSES:
  Loan servicing fees.......................................      177        177        170
  Advisory fees (Note 6)....................................      200        200        200
  Professional fees.........................................       88         76        125
  Other.....................................................       39         30         35
                                                               ------     ------     ------
    Total expenses..........................................      504        483        530
                                                               ------     ------     ------
    Net earnings............................................   $5,190     $5,138     $5,250
                                                               ======     ======     ======

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             NUMBER
                                  NUMBER OF                    OF
                                  PREFERRED                  COMMON
                                    SHARES                   SHARES
                                  PAR VALUE,   SERIES A        PAR                   ADDITIONAL                  TOTAL
                                     $.01      PREFERRED   VALUE, $.01    COMMON      PAID-IN     RETAINED   STOCKHOLDERS'
                                  PER SHARE      STOCK      PER SHARE      STOCK      CAPITAL     EARNINGS      EQUITY
                                  ----------   ---------   -----------   ---------   ----------   --------   -------------
Balance at December 31, 1997....  1,426,000       $14        10,000            --      $72,075    $    48       $72,137
Net earnings....................         --        --            --            --           --      5,250         5,250
Preferred dividends.............         --        --            --            --           --     (3,476)       (3,476)
Common dividends................         --        --            --            --           --     (1,548)       (1,548)
                                  ---------       ---        ------      ---------     -------    -------       -------
Balance at December 31, 1998....  1,426,000        14        10,000            --       72,075        274        72,363
Net earnings....................         --        --            --            --           --      5,138         5,138
Preferred dividends.............         --        --            --            --           --     (3,476)       (3,476)
Common dividends................         --        --            --            --           --     (1,674)       (1,674)
                                  ---------       ---        ------      ---------     -------    -------       -------
Balance at December 31, 1999....  1,426,000        14        10,000            --       72,075        262        72,351
Net earnings....................         --        --            --            --           --      5,190         5,190
Preferred dividends.............         --        --            --            --           --     (3,476)       (3,476)
Common dividends................         --        --            --            --           --     (1,262)       (1,262)
                                  ---------       ---        ------      ---------     -------    -------       -------
Balance at December 31, 2000....  1,426,000       $14        10,000      $     --      $72,075    $   714       $72,803
                                  =========       ===        ======      =========     =======    =======       =======

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................   $5,190    $ 5,138    $ 5,250
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
Decrease in accrued interest receivable.....................        9        111         37
Decrease in due from affiliates.............................       47        620        446
Increase in accounts payable and accrued liabilities........        2         --         42
                                                               ------    -------    -------
Net cash provided by operating activities...................    5,248      5,869      5,775
                                                               ------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans, net of discount.................   (9,691)   (16,185)   (23,080)
Mortgage loan principal repayments..........................    8,566     15,196     24,142
Purchase of accrued interest receivable.....................      (40)       (72)       (96)
                                                               ------    -------    -------
Net cash (used in) provided by investing activities.........   (1,165)    (1,061)       966
                                                               ------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid..............................   (3,476)    (3,476)    (3,476)
Common stock dividends paid.................................   (1,262)    (1,674)    (2,008)
                                                               ------    -------    -------
Net cash used in financing activities.......................   (4,738)    (5,150)    (5,484)
                                                               ------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (655)      (342)     1,257
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      959      1,301         44
                                                               ------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $  304    $   959    $ 1,301
                                                               ======    =======    =======
Supplemental schedule of non-cash financing activities:
Common stock dividends declared in previous year and paid in
  current year..............................................   $   --    $    --    $   460
                                                               ======    =======    =======

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

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

    Upon a change of control, the Series A Preferred Shares are redeemable at the option of the Company, in whole, but not in part, at a price per share equal to (i) $25.00, plus (ii) an amount equal to the authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and an additional amount of dividends that would be payable for the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption plus (iii) an applicable premium. Any redemption of Series A Preferred Shares is subject to the prior approval of the Office of Thrift Supervision ("OTS").

    Change of control means the occurrence of any of the following events:

    (i) any person other than a Permitted Holder (as defined herein) shall be the beneficial owner, directly or indirectly, of a majority of the voting stock of the Bank or its Holding Company, whether as a result of issuance of securities of the Bank or its Holding Company, any merger, consolidation, liquidation or dissolution of the Bank or its Holding Company, any direct or indirect transfer of securities by a Permitted Holder, or otherwise; or

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    (ii) a sale, transfer, conveyance or other disposition of more than 75% of the assets and 75% of the deposit liabilities of the Bank.

    "Permitted Holder" means the Bishop Estate, BIL Securities or Arbur, or any Person controlled, directly or indirectly, by the Bishop Estate, BIL Securities or Arbur.

    On December 8, 2000, PBOC Holdings, Inc., ("PBOC") agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. In the merger, each share of PBOC's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $10.00. The merger will be a taxable transaction to shareholders generally. Shareholders of PBOC will have no equity interest in either PBOC or FBOP after completion of the merger.

    The consummation of the merger is subject to certain conditions, including approval by the shareholders of PBOC and applicable regulatory approvals. PBOC has scheduled a special meeting of its shareholders to vote on the merger on April 19, 2001. The parties expect that the merger will be consummated in the second quarter of 2001.

    Upon the occurrence of a Tax Event, the Company will have the right at any time to redeem the Series A Preferred Shares in whole, but not in part, at a redemption price of $25.00 per share, plus the accrued and unpaid dividends, if any, to the date fixed for redemption, without interest.

    A Tax Event means the receipt by the Company of an opinion of a law firm experienced in such matters to the effect that, as a result of: (i) any amendment to, clarification of, or change in, the laws or any regulations of the United States or any political subdivision or taxing authority, (ii) any Administrative Action or (iii) any amendment to, or change in the official position or the interpretation of such Administrative Action by any legislative body, court, governmental authority or regulatory body, irrespective of the manner in which such amendment or change is made known on or after the date of issuance of the Series A Preferred Shares, there is more than an insubstantial risk that: (a) dividends paid or to be paid by the Company with respect to the stock of the Company are not, or will not be, fully deductible by the Company for federal income tax purposes or (b) the Company is, or will be, subject to more than a DE MINIMIS amount of other taxes or governmental charges as a result of dividends paid or to be paid by the Company.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Residential and Commercial Mortgage Loans:

       Residential and commercial mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. The Company purchases single-family residential loans from the Bank. It is the Company's policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts, and deferred fees, net of deferred direct origination costs, associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    (e) Use of Estimates:

       Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

NOTE 3--MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

    At December 31, 2000 and 1999, mortgage loans, net consisted of the following (in thousands):

                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Single-family mortgage loans................       $65,159             $61,836
Multi-family loans..........................         2,098               3,818
Commercial loans............................         5,137               5,347
                                                   -------             -------
                                                    72,394              71,001
Discount on loans...........................          (570)               (302)
Allowance for loan losses...................          (253)               (253)
                                                   -------             -------
                                                   $71,571             $70,446
                                                   =======             =======

    There was no activity in the allowance for loan losses which had a balance of $253,000 at the beginning and end of each year.

    Non-accrual loans were $52,000 and $0 at December 31, 2000 and 1999, respectively. If loans which were on non-accrual at December 31, 2000 and 1999 had performed in accordance with the terms for the year, interest income from these loans would have been $5,000 and $0, respectively. Interest collected on these loans for these years was $3,000 and $0, respectively.

    The Company's gross impaired loans were $52,000, $0 and $75,000 as of December 31, 2000, 1999 and 1998, respectively. The average impaired loans for the years then ended were $13,000, $15,000 and $6,000. Interest income recognized related to these loans was $2,000, $0 and $4,000 for 2000, 1999 and 1998, respectively.

    As of December 31, 2000, all of the real estate properties underlying the mortgage loans included in the Company's portfolio were located in California. Of the residential mortgage loans included in the Company's portfolio, as of December 31, 2000, approximately 1.8% were secured by real estate located in northern California and 98.2% are secured by real estate located in southern California. Of

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED) the multi-family and commercial mortgage loans included in the Company's portfolio, approximately 1.2% are secured by real estate located in northern California and 98.8% were secured by real estate located in southern California.

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

NOTE 4--DIVIDENDS

    Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of 9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December. Dividends for each of the years ended December 31, 2000, 1999 and 1998 to holders of the Series A Preferred Shares totaled approximately $3.5 million per year.

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

    Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $1.3 million, $1.7 million and $2.0 million common dividends paid for the years ended December 31, 2000, 1999 and 1998, respectively. There were $460,000 of common dividends declared in 1997 that were paid in 1998.

NOTE 5--RELATED PARTY TRANSACTIONS

    The Company entered into servicing agreements with the Bank pursuant to which the Bank performs the servicing of the commercial mortgage and certain single-family residential loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of the commercial and single-family residential mortgages. Servicing fee expense paid to the Bank totaled $123,000 for the year ended December 31, 2000 compared to $108,000 and $47,000 for the periods ended December 31, 1999 and 1998, respectively. A portion of the Company's residential mortgage loans are serviced by Temple Inland Mortgage Corporation through a sub-servicing arrangement at the Bank. The loans are serviced in accordance with normal industry practice. The servicing fee is 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the year

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED) ended December 31, 2000 was $53,000 compared to $69,000 and $123,000 for the periods ended December 31, 1999 and 1998, respectively.

    In its capacity as servicer, the Bank holds in custodial accounts, mortgage loan payments received on behalf of the Company. The Bank also receives funds due to the Company from Temple Inland Mortgage Corporation via wire transfer and remits them to the Company. The balance of such accounts totaled $610,000 and $657,000 at December 31, 2000 and 1999, respectively, and was recorded as Due From Affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement.

    As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1.3 million, $1.7 million and $2.0 million of common dividends paid for the years ended December 31, 2000, 1999 and 1998, respectively. There were $460,000 of common dividends declared in 1997 that were paid in 1998.

NOTE 6--MANAGEMENT/ADVISORY FEES

    The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. Total advisory fees of $200,000 per year were paid to the Bank for each of the three years ended December 31, 2000.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and fair value of the Company's financial instruments consisted of the following at December 31, 2000 and 1999 (Dollars in thousands):

                                                         2000                  1999
                                                  -------------------   -------------------
                                                  CARRYING     FAIR     CARRYING     FAIR
                                                   AMOUNT     VALUE      AMOUNT     VALUE
                                                  --------   --------   --------   --------
Financial Assets:
  Cash and cash equivalents.....................  $   304    $   304    $   959    $   959
  Mortgage loans, net...........................   71,571     72,119     70,446     67,879
  Due from Affiliate............................      610        610        657        657

    The following methods and assumptions were used to estimate the fair value of the each type of financial instrument.

    Cash and cash equivalents--The carrying value approximates the fair value for cash and short-term investments.

    Mortgage loans--For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of commercial real estate loans is estimated by discounting

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED) the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity.

    Due from affiliates--The carrying value approximates the fair value for due from affiliates.

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

    The persons who were directors and executive officers of the Company as of December 31, 2000 are as follows:

NAME                                    AGE(1)          POSITION AND OFFICES HELD
----                                   --------   -------------------------------------
Rudolf P. Guenzel....................     60      President, Chief Executive Officer
                                                  and Director
Timothy B. Matz......................     56      Director
Robert W. MacDonald..................     53      Director
John F. Davis........................     53      Director
David S. Honda.......................     50      Director
J. Michael Holmes....................     54      Executive Vice President, Chief
                                                  Financial Officer, Secretary and
                                                  Director
William W. Flader....................     52      Executive Vice President
Michael R. Hilton....................     49      Vice President

------------------------

(1) As of December 31, 2000.

    Set forth below is information with respect to the principal occupations during the last five years of the Company's directors and officers.

    RUDOLF P. GUENZEL. Mr. Guenzel is President and Chief Executive Officer and a director of the Company, positions he has held since the Company's inception in June 1997. Mr. Guenzel has served as President of PBOC Holdings, Inc. and President, Chief Executive Officer and director of the Bank since March 1995. Mr. Guenzel has over 35 years of banking experience in which he has worked in various disciplines. Mr. Guenzel began his banking career in 1963 in the management training program of Chemical Bank, where he worked in various capacities including Assistant Controller, prior to his departure in 1971. From 1971 through 1989, Mr. Guenzel was employed by European American Bank, starting as head of the Credit Division and working in problem loan resolutions and eventually as the head of the Bank's Operations and Systems Division. In 1991, Mr. Guenzel was hired as President and Chief Executive Officer of BancFlorida and its wholly-owned subsidiary, BancFlorida, FSB. Mr. Guenzel served as Chief Executive Officer through BancFlorida's merger with First Union Corp in
August 1994. Following the BancFlorida acquisition, Mr. Guenzel worked as a consultant in the area of bank profitability analysis until being hired by the Company.

    TIMOTHY B. MATZ. Mr. Matz, a director since July 1999, has been the Managing Partner since 1980 of Elias, Matz, Tiernan & Herrick L.L.P. ("EMTH"), a Washington, D.C. based corporate and securities law firm specializing in the representation of publicly traded bank and thrift holding companies and other diversified financial institutions. EMTH provides legal services from time to time to PBOC Holdings, Inc. the Bank's holding company, the Bank and the Company. Mr. Matz is a graduate of the University of Virginia (B.A.), George Washington University Law School (J.D.) and Georgetown University Law School (L.L.M.).

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

    JOHN F. DAVIS. Mr. Davis, a director of the Company since inception, is an attorney who specializes in federal and state depository institution law and regulation. Mr. Davis was Chief Operating Officer of First Fidelity Bancorp, Irvine, California from October 1998 through 1999. Mr. Davis has served as a legal consultant for two local financial institutions since 1993 and 1995, respectively, during which he was actively involved in troubled real estate work-outs, foreclosed real estate disposition and related litigation and, with one of such institutions, a reorganization and recapitalization. During 1991 and 1992, Mr. Davis served as Of Counsel to Griffinger, Freed, Heinemann, Cook & Foreman, San Francisco, California.

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

    WILLIAM W. FLADER. Mr. Flader has served as Executive Vice President of the Company since February 1998 and has served as Executive Vice President of Retail Banking for the Bank since March 1995. Before joining the Bank, Mr. Flader was employed by BancFlorida, FSB from October 1980 to August 1994 in various capacities. Mr. Flader served as Senior Vice President of Retail Banking for BancFlorida from December 1989 to August 1994. Mr. Flader has worked in banking for over 20 years and at BancFlorida managed 46 branches. In addition, Mr. Flader was responsible for the sale of various types of securities and insurance products.

    MICHAEL R. HILTON. Mr. Hilton is Vice President of the Company, a position he has held since August of 1998. Mr. Hilton has extensive management experience in both accounting and finance at a number of financial institutions.
Mr. Hilton has served as Senior Vice President and Controller at the Bank since January 2000 and Vice President and Controller since July of 1997. Prior to that position, Mr. Hilton was the Vice President and Controller of Ventura County National Bancorp, a commercial bank multi-holding company.

AUDIT COMMITTEE

    The Company has established an audit committee which will review the engagement and independence of the Company's auditors. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee currently consists of Messrs. MacDonald, Matz and Honda.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 2000, there were shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company's outstanding Common Stock as of that date.

                                        NAME AND ADDRESS          AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS                         OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP     CLASS
--------------                   -------------------------------  --------------------   ----------
Common Stock                     People's Bank of California             10,000              100%
                                 5900 Wilshire Boulevard Los
                                 Angeles, California 90036

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial mortgage loans and certain single-family residential loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $123,000 for 2000, $108,000 for 1999 and 47,000 for 1998. See
Part I, Item I--"Servicing."

    In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled $389,000 and $392,000 at December 31, 2000 and December 31, 1999 and was included in due from affiliates. Such payments were passed through to the Company in January as provided in the servicing agreement.

    As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $1.3 million common dividends paid during the year ended December 31, 2000.

    The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. Total advisory fees of $200,000 were paid to the Bank during 2000. See Part I, Item I--"Management Policies and Programs--Advisory Agreement."

    The Company incurred expenses of $27,000 for legal work performed by Elias, Matz, Tiernan & Herrick during the year ended December 31, 2000. Mr. Matz, a Director of the Company, is managing partner of Elias, Matz, Tiernan & Herrick.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed during the year of 2000.

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

        10(c)               Residential Mortgage Loan Servicing Agreements between the
                            Bank and the Temple Inland Mortgage Corporation.***

        10(d)               Assignment, Assumption and Recognition Agreement between the
                            Company, the Bank and the Servicing Agent.**

        10(e)               Commercial Mortgage Loan Servicing Agreement between the
                            Company and the Bank.**

        10(f)               Advisory Agreement between the Company and the Bank.**

        99                  Charter of the Audit Committee of the Board of Directors of
                            People's Preferred Capital Corporation.

------------------------

* Incorporated by reference from the Registration Statement on Form S-11 (File No. 333-31501) of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

** Incorporated by reference from the Annual Report on Form 10-K of People's Preferred Capital Corporation, as filed with the Securities and Exchange Commission on March 30, 2000.

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

                                                       PEOPLE'S PREFERRED CAPITAL CORPORATION

Date: March 20, 2001                                   By:            /s/ RUDOLF P. GUENZEL
                                                            -----------------------------------------
                                                                        Rudolf P. Guenzel
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                           ---------------------------         ----
                                                       President, Chief Executive
                /s/ RUDOLF P. GUENZEL                    Officer and Director
     -------------------------------------------         (Principal Executive         March 20, 2001
                 Rudolf P. Guenzel,                      Officer)

                                                       Executive Vice President,
                /s/ J. MICHAEL HOLMES                    Chief Financial Officer,
     -------------------------------------------         Secretary and Director       March 20, 2001
                 J. Michael Holmes,                      (Principal Accounting
                                                         Officer)

               /s/ ROBERT W. MACDONALD
     -------------------------------------------       Director                       March 20, 2001
                Robert W. MacDonald,

                  /s/ JOHN F. DAVIS
     -------------------------------------------       Director                       March 20, 2001
                   John F. Davis,

                 /s/ DAVID S. HONDA
     -------------------------------------------       Director                       March 20, 2001
                   David S. Honda,

                 /s/ TIMOTHY B. MATZ
     -------------------------------------------       Director                       March 20, 2001
                  Timothy B. Matz,

                                   SIGNATURES

    Pursuant to the requirements of the section of 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PEOPLE'S PREFERRED CAPITAL CORPORATION

Date: March 20, 2001                                   By:            /s/ RUDOLF P. GUENZEL
                                                            -----------------------------------------
                                                                        Rudolf P. Guenzel
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                           ---------------------------         ----
                                                       President, Chief Executive
                /s/ RUDOLF P. GUENZEL                    Officer and Director
     -------------------------------------------         (Principal Executive         March 20, 2001
                 Rudolf P. Guenzel,                      Officer)

                                                       Senior Executive Vice
                                                         President, Chief
                /s/ J. MICHAEL HOLMES                    Financial Officer,
     -------------------------------------------         Secretary and Director       March 20, 2001
                 J. Michael Holmes,                      (Principal Accounting
                                                         Officer)

               /s/ ROBERT W. MACDONALD
     -------------------------------------------       Director                       March 20, 2001
                Robert W. MacDonald,

                  /s/ JOHN F. DAVIS
     -------------------------------------------       Director                       March 20, 2001
                   John F. Davis,

                 /s/ DAVID S. HONDA
     -------------------------------------------       Director                       March 20, 2001
                   David S. Honda,

                 /s/ TIMOTHY B. MATZ
     -------------------------------------------       Director                       March 20, 2001
                  Timothy B. Matz,