Form 10-Q
period 2001-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 2001-04-30
CIK 1042024

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                   CLASS                   SHARES OUTSTANDING AT APRIL 24, 2001
                   -----                   ------------------------------------
       Common Stock, $0.01 par value                      10,000
Series A Preferred Shares, $0.01 par value               1,426,000

==============================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                       MARCH 31, 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I      FINANCIAL INFORMATION

      Item 1. Financial Statements                                         3

              Statements of Financial Condition - March 31, 2001
              and December 31, 2000                                        3

              Statements of Earnings - For the three months ended
              March 31, 2001 and March 31, 2000                            4

              Statements of Cash Flows - For the three months ended
              March 31, 2001 and March 31, 2000                            5

              Notes to Financial Statements                                6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    7

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                 13

PART II       OTHER INFORMATION

      Item 1: Legal Proceedings                                           14

      Item 2: Changes in Securities                                       14

      Item 3: Defaults upon Senior Securities                             14

      Item 4: Submission of Matters to a Vote of Security Holders         14

      Item 5: Other Information                                           14

      Item 6: Exhibits and Reports on Form 8-K                            14

                        PEOPLE'S PREFERRED CAPITAL CORPORATION
                           STATEMENTS OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     March 31,         December 31,
                                                       2001                2000
                                                  ----------------   -----------------
                                                    (Unaudited)
ASSETS:
   Cash and cash equivalents.................       $   2,461          $     304
   Mortgage loans, net (Note 2)..............          69,146             71,571
   Due from affiliate........................             609                610
   Accrued interest receivable...............             343                362
   Other assets..............................               9                 --
                                                  ----------------   -----------------
      Total assets...........................       $  72,568          $  72,847
                                                  ================   =================

LIABILITIES:
   Accounts payable and accrued liabilities..       $      24          $      44
                                                  ----------------   -----------------

      Total liabilities......................              24                 44
                                                  ----------------   -----------------

COMMITMENTS AND CONTINGENCIES................

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share,
  4,000,000 shares authorized:
Preferred stock Series A, issued and
  outstanding 1,426,000 shares,
  liquidation value $35,650..................              14                 14
Common stock, par value $.01 per share,
  4,000,000 shares authorized: 10,000 shares
  issued and outstanding.....................              --                 --
Additional paid-in capital...................          72,075             72,075
Retained earnings............................             455                714
                                                  ----------------   -----------------
      Total stockholders' equity.............          72,544             72,803
                                                  ----------------   -----------------
      Total liabilities and stockholders' equity    $  72,568          $  72,847
                                                  ================   =================



                    See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                 Three Months Ended
                                                     March 31,
                                                 2001          2000
                                              ------------   ----------
REVENUES:
   Interest on mortgage loans..............    $  1,423      $  1,397
   Interest on short-term investments......          15            21
                                              ------------   ----------

      Total revenues.......................       1,438         1,418
                                              ------------   ----------

EXPENSES:
   Servicing fees..........................          45            43
   Advisory fees ..........................          50            50
   Professional fees.......................          24            30
   Other...................................           9             8
                                              ------------   ----------
      Total expenses.......................         128           131
                                              ------------   ----------
      Net earnings.........................       1,310         1,287
                                              ============   ==========




                 See accompanying notes to financial statements.

                          PEOPLE'S PREFERRED CAPITAL CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)


                                                                    Three Months Ended
                                                                        March 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                -------------   -----------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.........................................          $ 1,310         $ 1,287
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Decrease (increase) in accrued interest receivable               19             (26)
      Decrease in due from affiliates...................                1              33
      Increase in other assets..........................               (9)            (10)
      Decrease in accrued expenses......................              (20)            (11)
                                                                -------------   -----------
      Net cash provided by operating activities.........            1,301           1,273
                                                                -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan purchases, net of discount...................               --          (1,493)
      Mortgage loan principal repayments................            2,425           1,564
      Purchase of accrued interest......................               --              (9)
                                                                -------------   -----------
   Net cash provided by investing activities............            2,425              62
                                                                -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends paid.......................             (869)           (869)
   Common stock dividends paid..........................             (700)             --
                                                                -------------   -----------
   Net cash used in financing activities................           (1,569)           (869)
                                                                -------------   -----------

Net increase in cash and cash equivalents...............            2,157             466
Cash and cash equivalents at beginning of period........              304             959
                                                                -------------   -----------
Cash and cash equivalents at end of period..............          $ 2,461         $ 1,425
                                                                =============   ===========

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

      As a REIT, dividends paid to our stockholders are deductible for federal and state income tax purposes. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their taxable income, as calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. As described below, we will fail to qualify for taxation as a REIT for the year 2001 due to the acquisition described below.

      THE ACQUISITION. On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of the Bank, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000 and as amended on March 5, 2001, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. In the merger, each share of PBOC's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $10.00. The merger will be a taxable transaction to shareholders generally. Shareholders of PBOC will have no equity interest in either PBOC or FBOP after completion of the merger.

      At a special meeting of PBOC's stockholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. FBOP has received Federal Reserve Board approval and the transaction will be consummated on April 30, 2001.

      WE WILL FAIL TO CONTINUE TO QUALIFY AS A REIT. By virtue of the Acquisition, we have determined that we will fail to qualify for taxation as a REIT, which will be retroactive to the start of the year. Because FBOP is a privately owned corporation, we will no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which will reduce income that would otherwise be available to our stockholders. Distributions to stockholders will not be deductible by us nor will they be required to be be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we will not be permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. FBOP has advised us that it has no present intention to redeem the Series A Preferred Shares. Upon a Change of Control, the Series A Preferred Shares become redeemable prior to October 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared), plus (iii) the Applicable Premium, as defined in our Articles of Incorporation, payable in cash. For purposes of our Articles of Incorporation, a "Change of Control" would include the direct acquisition by FBOP of all voting stock of PBOC in the Merger.

      We can offer no opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

      We will provide income taxes on temporary differences and for 2001 income taxes on the date of the Company's change in tax status, which is expected to be April 30, 2001. The amount of estimated income taxes as of March 31, 2001, is $550,000.

      The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

      The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 2000 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. All terms used but not defined elsewhere herein have meanings ascribed to them in the Annual Report on Form 10-K with the SEC filed on March 21, 2001.

NOTE 2 - MORTGAGE LOANS, NET

      Mortgage loans, net consisted of the following (in thousands):

                                              March 31, 2001      December 31, 2000
                                           ---------------------  -------------------
1-4 unit residential mortgage loans....        $   62,789             $  65,159
Multi-family and commercial loans......             7,113                 7,235
                                           ---------------------  -------------------

Discount on loans......................              (503)                 (570)
Allowance for loan losses..............              (253)                 (253)
                                           ---------------------  -------------------
   Total mortgage loans, net...........        $   69,146             $  71,571
                                           =====================  ===================


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

INFORMATION RELATING TO THE IMPACT OF THE FBOP ACQUISITION OF PBOC

      WE WILL FAIL TO CONTINUE TO QUALIFY AS A REIT. By virtue of the Acquisition, we have determined that we will fail to qualify for taxation as a REIT, which will be retroactive to the start of the year. Because FBOP is a privately owned corporation, we will no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which will reduce income that would otherwise be available to our stockholders. Distributions to stockholders will not be deductible by us nor will they be required to be be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we will not be permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. FBOP has advised us that it has no present intention to redeem the Series A Preferred Shares. Upon a Change of Control, the Series A Preferred Shares become redeemable prior to October 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared), plus (iii) the Applicable Premium, as defined in our Articles of Incorporation, payable in cash. For purposes of our Articles of Incorporation, a "Change of Control" would include the direct acquisition by FBOP of all voting stock of PBOC in the Merger.

      We can offer no opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

      We will provide income taxes on temporary differences and for 2001 income taxes on the date of the Company's change in tax status, which is expected to be April 30, 2001. The amount of estimated income taxes as of March 31, 2001, is $550,000.

OVERVIEW

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):

                                                  For the Three Months
                                                    Ended March 31,
                                             -------------------------------
                                                  2001            2000
                                             -------------------------------
STATEMENT OF EARNINGS:
      Interest on mortgage loans ...........    $   1,423       $   1,397
      Total revenues........................        1,438           1,418
      Net earnings..........................        1,310           1,287

                                                  At March     At December
                                                  31, 2001      31, 2000
                                                ----------------------------
 STATEMENT OF CONDITION:
      Mortgage loans, net...................      $69,146        $71,571
      Total assets..........................       72,568         72,847
      Total stockholders' equity............       72,544         72,803
      Weighted average yield on mortgage             7.35%          7.35%
      loans ................................

      Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At March 31, 2001, we had total assets of $72.6 million, total liabilities of $24,000 and total stockholders' equity of $72.5 million. As of that date, $69.1 million or 95.3% of our assets were comprised of mortgage loans. At March 31, 2001, our loan portfolio contained 249 residential mortgage loans, representing approximately 89.8% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 40 commercial mortgage loans, representing approximately 10.2% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $62.8 million or 89.8% of our mortgage loans at March 31, 2001 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.13% and $7.1 million or 10.2% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.28%. The overall yield on our portfolio as of March 31, 2001 and December 31, 2000 was 7.35%.

      Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through March 31, 2001 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

      Our board of directors is composed of six members, two of whom are independent directors. In addition, we currently have four officers. We have no other employees and do not anticipate that we will require additional employees.

      RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of March 31, 2001 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                       TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                 Average
                                                    Average     Remaining    Average
                        Principal    Percentage     Initial       Term      Net Note
        Type             Balance    of Portfolio    Loan to    (in months)    Rate
                                                  Value "LTV"
---------------------------------------------------------------------------------------
Bi-weekly-fixed rate.. $     723           1.2%         73.6%        128        6.75%
15 year fixed rate....     4,780           7.6          61.5         118        7.11
30 year fixed rate....    57,286          91.2          67.7         309        7.14
                      ----------------------------
                         $62,789         100.0%         67.3         292        7.13
                      =================================================================


      The residential mortgage loans included in our portfolio are all fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 5.875% per annum to 13.500% per annum. At March 31, 2001, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.13% per annum.

      COMMERCIAL MORTGAGE LOANS. The following table sets forth as of March 31, 2001 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                        TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                Average
                                                     Average   Remaining    Average
                          Principal    Percentage    Initial      Term     Net Note
         Type              Balance    of Portfolio     LTV    (in months)    Rate
--------------------------------------------------------------------------------------
Commercial fixed rate
   balloon..............      $  3,934       55.3%       68.3%         69         9.19%
Commercial fixed rate...         1,150       16.2        74.9          95         9.75
Multi-family fixed rate
   balloon..............           482        6.8        25.6          70         8.25
Multi-family fixed rate.         1,547       21.7        73.6          73         9.48
                          ---------------------------
                              $  7,113      100.0%       67.6          74         9.28
                          ==============================================================

      Of the commercial mortgage loans included in our portfolio, approximately 62.1% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

      All of the commercial mortgage loans included in our portfolio at March 31, 2001 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at March 31, 2001 was approximately 9.28% per annum.

ASSET QUALITY

      At March 31, 2001, there were three residential mortgage loans 30 to 59 days past due as to principal and interest aggregating $371,000, or 0.6% of the residential mortgage loan portfolio. At December 31, 2000, there were three residential mortgage loans 30 to 59 days past due as to principal and interest aggregating $393,000, or 0.6% of the residential mortgage loan portfolio. There was one residential mortgage loan 60 to 89 days past due as to principal and interest aggregating $333,000, or 0.5% of the residential mortgage loan portfolio. Lastly, there was one residential mortgage loan 120 days and over past due as to principal and interest aggregating $52,000, or 0.1% of the residential mortgage loan portfolio. No commercial mortgage loans were past due as of March 31, 2001 or December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

      We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At March 31, 2001, the allowance for loan losses amounted to $253,000 or 0.36%
of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of March 31, 2001 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

      At March 31, 2001 and December 31, 2000, we had total assets of $72.6 million and $72.8 million, respectively. As of March 31, 2001, an aggregate of $69.1 million or 95.3% of our assets was comprised of mortgage loans.

      During the three months ended March 31, 2001 and the year ended December 31, 2000, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $0 and $10.2 million, respectively. As of March 31, 2001, our portfolio of mortgage loans was comprised of $62.8 million of residential mortgage loans and $7.1 million of multi-family and commercial mortgage loans, or 89.8% and 10.2% of our total portfolio of mortgage loans, respectively. As of December 31, 2000, our portfolio of mortgage loans was comprised of $65.2 million of residential mortgage loans and $7.2 million of commercial mortgage loans, or 90.0% and 10.0% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of March 31, 2001 and December 31, 2000 was 7.35%. At March 31, 2001, amounts due from affiliates aggregated $609,000, as compared to $610,000 at December 31, 2000. At March 31, 2001, accrued interest amounted to $343,000, as compared to $362,000 at December 31, 2000. We maintained an allowance for loan losses of $253,000 at March 31, 2001 and December 31, 2000.

      At March 31, 2001, our total liabilities amounted to $24,000, as compared to $44,000 at December 31, 2000. At March 31, 2001, stockholders' equity amounted to $72 million, after taking into consideration earnings of $1.3 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $1.6 million during the first three months of 2001. At December 31, 2000, stockholders' equity amounted to $72.8 million.

RESULTS OF OPERATIONS

      For the three months ended March 31, 2001, we reported net earnings of $1.31 million compared to $1.29 million for the three months ended March 31, 2000. Total revenues were $1.44 million for the three months ended March 31, 2001 compared to total revenues of $1.42 million for the three months ended March 31, 2000. This increase was mainly due to an increase in interest on mortgage loans.

      Advisory fee payments to the Bank were $50,000 during each of the three month periods ended March 31, 2001 and 2000. The Bank received $4,000 and $5,000, for servicing our commercial mortgage loans and $28,000 and $24,000 for servicing a portion of our residential mortgage loans during the three months ended March 31, 2001 and 2000. Temple Inland Mortgage Corporation, which services a portion of our residential mortgage loans, received $13,000 and $14,000 in servicing fees during the three months ended March 31, 2001 and 2000, respectively.

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

INTEREST RATE RISK

      Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2000 there were no significant changes in the anticipated maturities or repricing of our interest earning assets.

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

      ITEM 1:     LEGAL PROCEEDINGS
                        None

      ITEM 2:     CHANGES IN SECURITIES
                        None

      ITEM 3:     DEFAULTS UPON SENIOR SECURITIES
                        None

      ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        None

      ITEM 5:     OTHER INFORMATION
                        None

      ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBIT INDEX

      EXHIBIT     DESCRIPTION

      None

      No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEOPLE'S PREFERRED CAPITAL CORPORATION



                                    /s/ Rudolf P. Guenzel
                                    ------------------------------
                                    Rudolf P. Guenzel
                                    President and Chief Executive Officer



                                    /s/ J. Michael Holmes
                                    ------------------------------
                                    J. Michael Holmes
                                    Executive Vice President and Chief
                                      Financial Officer

                                      Date: April 30, 2001