Form 10-Q
period 2001-06-30
PEOPLES PREFERRED CAPITAL CORP
filed 2001-08-14
CIK 1042024

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

                  For the quarterly period ended June 30, 2001

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

                                 YES |X|  NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Shares Outstanding August 8, 2001
                   -----                       ---------------------------------
       Common Stock, $0.01 par value                        10,000
Series A Preferred Shares, $0.01 par value                 1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                        JUNE 30, 2001 REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

      Item 1. Financial Statements                                           3

              Statements of Financial Condition - June 30, 2001
              and December 31, 2000                                          3

              Statements of Earnings - For the three months and six months
              ended June 30, 2001 and June 30, 2000                          4

              Statements of Cash Flows - For the six months ended June 30,
              2001  and June 30, 2000                                        5

              Notes to Financial Statements                                  6

      Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               8

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                   15

PART II  OTHER INFORMATION

      Item 1: Legal Proceedings                                             16

      Item 2: Changes in Securities                                         16

      Item 3: Defaults upon Senior Securities                               16

      Item 4: Submission of Matters to a Vote of Security Holders           16

      Item 5: Other Information                                             16

      Item 6: Exhibits and Reports on Form 8-K                              16

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 June 30,    December 31,
                                                                   2001          2000
                                                                 --------      -------
                                                                (Unaudited)
ASSETS:
   Cash and cash equivalents .................................   $ 65,694      $   304
   Mortgage loans, net (Note 2) ..............................      7,454       71,571
   Due from affiliate ........................................        124          610
   Accrued interest receivable ...............................         28          362
   Other assets ..............................................          6           --
                                                                 --------      -------
      Total assets ...........................................   $ 73,306      $72,847
                                                                 ========      =======
LIABILITIES:
   Accounts payable and accrued liabilities ..................   $  1,248      $    44
                                                                 --------      -------

      Total liabilities ......................................      1,248           44
                                                                 --------      -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, par value $.01 per share, 4,000,000 shares authorized:

      Preferred stock series A, issued and outstanding
        1,426,000 shares, liquidation value $35,650 ..........         14           14

   Common stock, par value $.01 per share, 4,000,000
      shares authorized: 10,000 shares issued and
      outstanding ............................................         --           --
   Additional paid-in capital ................................     72,075       72,075
   Retained earnings .........................................        (31)         714
                                                                 --------      -------
      Total stockholders' equity .............................     72,058       72,803
                                                                 --------      -------
      Total liabilities and stockholders' equity .............   $ 73,306      $72,847
                                                                 ========      =======

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                Three Months        Six Months
                                                Ended June 30,    Ended June 30,
                                               ---------------    --------------
                                                2001     2000      2001    2000
                                               ------    -----    -----    -----
                                                           (Unaudited)
REVENUES:
   Interest on mortgage loans .............    $1,175    1,392    2,598    2,789
   Interest on short-term investments .....       119       24      134       45
                                               ------    -----    -----    -----
      Total revenues ......................     1,294    1,416    2,732    2,834

OTHER NON INTEREST INCOME:
   Gain on Sale of Loans ..................       457       --      457       --

EXPENSES:
   Servicing fees .........................        35       45       80       88
   Advisory fees ..........................        50       50      100      100
   Professional fees ......................        37       19       61       49
   Other ..................................        19       15       28       23
                                               ------    -----    -----    -----
      Total expenses ......................       141      129      269      260
                                               ------    -----    -----    -----
      Net earnings before Provision
         for Income Taxes .................     1,610    1,287    2,920    2,574
      Provision for Income Taxes ..........     1,228       --    1,228       --
                                               ------    -----    -----    -----

         Net Earnings .....................    $  382    1,287    1,692    2,574
                                               ======    =====    =====    =====

                See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         Six Months Ended
                                                                              June 30,
                                                                        -------------------
                                                                          2001        2000
                                                                        --------    -------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings .....................................................   $  1,692    $ 2,574
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Increase in accrued interest receivable .......................        (32)        --
      Decrease (increase) in due from affiliate .....................        486       (226)
      Increase in other assets ......................................         (6)        (6)
      Increase (decrease) in accounts payable and accrued liabilities      1,204        (15)
      Gain on sale of loans .........................................       (457)        --
                                                                        --------    -------
      Net cash provided by operating activities .....................      2,887      2,327
                                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan sale proceeds .............................................     60,028         --
      Loan purchases, net of discount ...............................         --     (3,086)
     Mortgage loan principal repayments .............................      4,546      4,615
      Purchase of accrued interest ..................................         --        (16)
     Sale of accrued interest .......................................        366         --
                                                                        --------    -------
     Net cash provided by investing activities ......................     64,940      1,513
                                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid .................................     (1,737)    (1,738)
     Common stock dividends paid ....................................       (700)      (762)
                                                                        --------    -------
     Net cash used in financing activities ..........................     (2,437)    (2,500)
                                                                        --------    -------

Net increase in cash and cash equivalents ...........................     65,390      1,340
Cash and cash equivalents at beginning of period ....................        304        959
                                                                        --------    -------
Cash and cash equivalents at end of period ..........................   $ 65,694    $ 2,299
                                                                        ========    =======

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      People's Preferred Capital Corporation (the "Company") was originally a real estate investment trust ("REIT") that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments. All of our common stock is owned by People's Bank of California (the "Bank"). We expect that all of our mortgage assets will be acquired from the Bank or purchased from other companies that are not affiliated with us. To date, all of our mortgage assets have been acquired from the Bank.

      On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of the Bank, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000 and as amended on March 5, 2001, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. At a special meeting of PBOC's stockholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. The Merger was consummated on April 30, 2001.

      WE HAVE FAILED TO CONTINUE TO QUALITY AS REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, which is retroactive to the start of the year. Because FBOP is a privately owned corporation, we no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A

Preferred Shares earlier than would otherwise be permitted. Upon a Change in Control, the Series A Preferred Shares become redeemable prior to October 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. A "Change in Control" would include the direct acquisition by FBOP of all the voting stock of PBOC in the Merger.

      We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

      The provision for income taxes was $1.2 million for the six months ended June 30, 2001.

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

      The accompanying financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six ninemonths ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

      The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 2000 included in the Company's Annual Report on Form 10-K for the year ended December 31, 20001999. All terms used but not defined elsewhere herein have meanings ascribed to them in the Annual Report on Form 10-K with the SEC filed on March 21, 2001.

NOTE 2 - MORTGAGE LOANS, NET

      Mortgage loans, net consisted of the following (in thousands):

                                                    June 30,        December 31,
                                                      2001             2000
                                                    --------         --------
1-4 unit residential mortgage loans ..........      $  1,075         $ 65,159
Multi-family and commercial loans ............         6,632            7,235
                                                    --------         --------
                                                       7,707           72,394
Discount on loans ............................            --             (570)
Allowance for loan losses ....................          (253)            (253)
                                                    --------         --------
     Total mortgage loans, net ...............      $  7,454         $ 71,571
                                                    ========         ========

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

INFORMATION RELATING TO THE IMPACT OF THE FBOP ACQUISITION OF PBOC

      WE HAVE FAILED TO CONTINUE TO QUALIFY AS A REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, which is retroactive to the start of the year. Because FBOP is a privately owned corporation, we no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Upon a Change in Control, the Series A Preferred Shares become redeemable prior to October 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. A "Change in Control" would include the direct acquisition by FBOP of all the voting stock of PBOC in the Merger.

      We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

      The provision for income taxes was $1.2 million for the six months ended June 30, 2001.

OVERVIEW

      Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At June 30, 2001, we had total assets of $73.3 million, total liabilities of $1.2 million and total stockholders' equity of $72.1 million. As of that date, $7.5 million or 95.10.2% of our assets were comprised of mortgage loans. At June 30, 2001, our loan portfolio contained 4 residential mortgage loans, representing approximately 14.0% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 37 commercial mortgage loans, representing approximately 86.0% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $1.1 million or 14.0% of our mortgage loans at June , 2001 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 7.147.44% and $6.6 million or 86.0% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 9.30%. The overall yield on our portfolio as of June 30, 2001 and December 31, 2000 was 9.04% and 7.35%. The $60.0 million of fixed rate residential mortgage loans sold were replaced with the purchase of $62.8 million of mostly fixed rate multi-family and commercial mortgage loans from the Bank on July 18, 2001.

      Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through June 30, 2001 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

      Our board of directors is composed of eight members, five of whom are employees of People's Bank of California or FBOP Corporation and three of whom are independent directors. In addition, we currently have four officers, all of whom are officers of People's Bank of California or FBOP Corporation. We have no other employees and do not anticipate that we will require additional employees.

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):

                                                            For the Six Months
                                                              Ended June 30,
                                                           ---------------------
                                                            2001           2000
                                                           ------         ------
STATEMENT OF EARNINGS:
         Interest on mortgage loans ..............         $2,598         $2,789
         Total revenues ..........................          2,732          2,834
         Net earnings ............................          1,692          2,574

                                                       At June 30,   At December 31,
                                                           2001          2000
                                                       -----------   ---------------
STATEMENT OF CONDITION:
       Mortgage loans, net .........................      $ 7,454       $71,571
       Total assets ................................       73,306        72,847
       Total stockholders' equity ..................       72,058        72,803
       Weighted average yield on mortgage loans ....         9.04%         7.35%

      RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of June 30, 2001 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                    Average
                                                               Average Initial     Remaining     Average Net
                              Principal        Percentage of    Loan to Value         Term          Note
             Type              Balance           Portfolio          "LTV"         (in months)       Rate
----------------------------------------------------------------------------------------------------------
Bi-weekly - fixed rate         $  710             66.1%              73.6             125             6.75%
30 year fixed rate ...            365             33.9               84.1             242             8.79
                               -----------------------
                               $1,075            100.0%              77.2             165             7.44
                               ===========================================================================

      The residential mortgage loans included in our portfolio are all fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 7.000% per annum to 9.750% per annum. At June 30, 2001, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 7.44% per annum.

      COMMERCIAL MORTGAGE LOANS. The following table sets forth as of June 30, 2001 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                                Average
                                                                               Average         Remaining         Average
                                         Principal       Percentage of         Initial            Term          Net Note
               Type                       Balance          Portfolio             LTV          (in months)         Rate
----------------------------------- ------------------- ----------------- ------------------ --------------- ----------------
Commercial fixed rate balloon ....        $3,612              54.4%              67.5              66              9.23%

Commercial fixed rate ............         1,125              17.0               74.9              92              9.75

Multi-family fixed rate balloon...           481               7.3               25.6              67              8.25
Multi-family fixed rate ..........         1,414              21.3               73.7              71              9.50
                                          ------------------------
                                          $6,632             100.0%              67.0              72              9.30
                                          =============================================================================

      Of the commercial mortgage loans included in our portfolio, approximately 61.7% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

      All of the commercial mortgage loans included in our portfolio at June 30, 2001 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.50% per annum to 11.00% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at June 30, 2001 was approximately 9.299.30% per annum.

ASSET QUALITY

      The following table sets forth past due residential mortgage loans (in thousands) as of June 30, 2001 and December 31, 2000.

                                         June 30, 2001                        December 31, 2000
                                         -------------                        -----------------
                                                            % of
                                                         Residential                              % of
                                                          Mortgage                             Residential
                                 No. of    Principal        Loan        No. of    Principal   Mortgage Loan
           Days Past Due          Loans     Balance       Portfolio      Loans     Balance      Portfolio
           -------------          -----     -------       ---------      -----     -------      ---------
30 to 59 days past due ...          1      $176,000        16.4%           3       $393,000        0.6%
60 to 89 days past due ...          --           --          --            1        333,000        0.5
120 days and over past due          --           --          --            1         52,000        0.1

         No commercial mortgage loans were past due as of June 30, 2001 or December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

      We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At June 30, 2001, the allowance for loan losses amounted to $253,000 or 3.3% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of June 30, 2001 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

      At June 30, 2001 and December 31, 2000, we had total assets of $73.3 million and $72.8 million, respectively. As of June 30, 2001, an aggregate of $7.5 million or 10.2% of our assets was comprised of mortgage loans.

      During the six months ended June 30, 2001 and the year ended December 31, 2000, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $0 and $10.2 million, respectively. During the six months ended June 30, 2001 and the year ended December 31, 2000, we sold $60.0 million and $0 respectively of residential mortgage loans to an unaffiliated third party. As of June 30, 2001, our portfolio of mortgage loans was comprised of $1.1 million of residential mortgage loans and $6.6 million of multi-family and commercial mortgage loans, or 14.0% and 86.0% of our total portfolio of mortgage loans, respectively. As of December 31, 2000, our portfolio of mortgage loans was comprised of $65.2 million of residential mortgage loans and $7.2 million of commercial mortgage loans, or 90.0% and 10.0% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of June 30, 2001 and December 31, 2000 was 9.04% and 7.35%. At 2000June 30, 2001, amounts due from affiliates aggregated $124,000, as compared to $610,000 at December 31, 2000 because of a decrease in loan payments due to the loan sale of $60.0 million. At June 30, 2001, accrued interest amounted to $28,000, as compared to $362,000 at December 31, 2000. We maintained an allowance for loan losses of $253,000 at June 30, 2001 and December 31, 2000.

      At June 30, 2001, our total liabilities amounted to $1.2 million, as compared to $44,000 at December 31, 2000. This increase was due to an income tax liability of $1.2 million. At June 30, 2001, stockholders' equity amounted to $72.1 million, after taking into consideration earnings of $1.7 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $2.4 million during the first six months of 20001. At December 31, 2000, stockholders' equity amounted to $72.8 million.

RESULTS OF OPERATIONS

      For the six months ended June 30, 2001, we reported net earnings of $1.7 million compared to $2.6 million for the six months ended June 30, 2000. This decrease was mainly due to the provision for income taxes. Total revenues were $2.7 million for the six months ended June 30, 2001 compared to total revenues of $2.8 million for the six months ended June 30, 2000. This decrease was mainly due to a decrease in interest on mortgage loans.

      Advisory fee payments to the Bank were $150,000100,000 during each of the six month periods ended June 30, 2001 and 2000. The Bank received $9,000 and 11,000, for servicing our commercial mortgage loans and $51,000 and $49,000 for servicing a portion of our residential mortgage loans during the six months ended June 30, 2001 and 2000. A third party, which services a portion of our residential mortgage loans, received $20,000 and $28,000 in servicing fees during the ninesix months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments and to capitalize on opportunities for our business expansion.

      Our principal liquidity needs are to maintain our current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature, sold, or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees and the possible issuance of additional shares of capital stock. The Company has not had and does not anticipate having any material capital expenditures.

      To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing, intercompany advances from the Bank, or retention of cash flow, or a combination of these methods. Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur. Notwithstanding the foregoing, we may not, without the approval of a majority of the Company's independent directors, incur debt in excess of 20% of our total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to us.

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

INTEREST RATE RISK

      Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2000 there were significant changes in the anticipated maturities or repricing of our interest earning assets due to the sale of $60.0 million fixed rate residential mortgage loans in June, 2001 and the purchase of $62.8 million mostly fixed rate multi-family and commercial mortgage loans from the Bank on July 18, 2001. The overall interest rate risk should decrease due to shorter maturities and higher interest rates of the mostly fixed rate multi-family and commercial mortgage loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

PART II. OTHER INFORMATION

      ITEM 1: LEGAL PROCEEDINGS

            None

      ITEM 2: CHANGES IN SECURITIES

            None

      ITEM 3: DEFAULTS UPON SENIOR SECURITIES

            None

      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

      ITEM 5: OTHER INFORMATION

            None

      ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

              No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

EXHIBIT INDEX

EXHIBIT           DESCRIPTION

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLE'S PREFERRED CAPITAL CORPORATION

                                        /S/ David B. Bretoi
                                        ----------------------------------------
                                        David B. Bretoi
                                        Chief Executive Officer


                                        /S/ Gregory A. Mitchell
                                        ----------------------------------------
                                        Gregory A. Mitchell
                                        Chief Operating Officer

                                                 Date: August 14, 2001