Form 10-Q
period 2001-01-30
PEOPLES PREFERRED CAPITAL CORP
filed 2001-10-18
CIK 1042024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

                   CLASS                         SHARES OUTSTANDING OCTOBER 11, 2001
                   -----                         -----------------------------------
       Common Stock, $0.01 par value                           10,000
Series A Preferred Shares, $0.01 par value                    1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                     SEPTEMBER 30, 2001 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                           PAGE NO.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                        3

                  Statements of Financial Condition - September 30, 2001
                  and December 31, 2000                                                       3

                  Statements of Earnings - For the three months and nine months ended
                  September 30, 2001 and 2000                                                 4

                  Statements of Cash Flows - For the nine months ended
                  September 30, 2001 and 2000                                                 5

                  Notes to Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                            8

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                15

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                          16

         Item 2:  Changes in Securities                                                      16

         Item 3:  Defaults upon Senior Securities                                            16

         Item 4:  Submission of Matters to a Vote of Security Holders                        16

         Item 5:  Other Information                                                          16

         Item 6:  Exhibits and Reports on Form 8-K                                           16

                         PEOPLE'S PREFERRED CAPITAL CORPORATION
                           STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           September 30,   December 31,
                                                               2001            2000
                                                           ------------    ------------
ASSETS:
     Cash and cash equivalents ..........................   $    1,165      $      304
     Mortgage loans, net (Note 2) .......................       72,422          71,571
     Due from affiliate .................................          584             610
     Accrued interest receivable ........................          516             362
     Other assets .......................................           --               4
                                                           ------------    ------------
         Total assets ...................................   $   74,691      $   72,847
                                                            ==========      ==========

LIABILITIES:

     Accounts payable and accrued liabilities ...........   $    2,716      $       44
                                                           ------------    ------------

         Total liabilities ..............................        2,716              44
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES ...........................           --              --

STOCKHOLDERS' EQUITY:

     Preferred stock, par value $.01 per share, 4,000,000
         shares authorized: Preferred stock series A, issued
         and outstanding 1,426,000 shares, liquidation value
         $ 35,650                                                   14              14
     Common stock, par value $.01 per share, 4,000,000
         shares authorized: 10,000 shares issued and
         outstanding.....................................           --              --
     Additional paid-in capital .........................       72,075          72,075
     (Accumulated deficit) - Retained earnings ..........         (114)            714
                                                           ------------    ------------
         Total stockholders' equity .....................       71,975          72,803
                                                           ------------    ------------
         Total liabilities and stockholders' equity .....   $   74,691      $   72,847
                                                            ==========      ==========




                    See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------ -------------------
                                           2001      2000     2001     2000
                                         --------- -------- -------- --------
REVENUES:
     Interest on mortgage loans ......     $1,282   $1,387   $3,880   $4,176
     Interest on cash equivalents ....        141       32      275       77
                                         --------- -------- -------- --------
         Total revenues ..............      1,423    1,419    4,155    4,253
                                         --------- -------- -------- --------

OTHER NON INTEREST INCOME:
     Gain on Sale of Loans ...........        --       --      457       --

EXPENSES:

     Servicing fees ..................         31       43      111      131
     Advisory fees ...................         --       50      100      150
     Professional fees ...............         27       20       88       69
     Other ...........................          8        9       36       32
                                         --------- -------- -------- --------
         Total expenses ..............         66      122      335      382
                                         --------- -------- -------- --------
         Net earnings before Provision      1,357    1,297    4,277    3,871
           for Income Taxes
         Provision for Income Taxes ..        570       --    1,798       --
                                         --------- -------- -------- --------

         Net Earnings ................     $  787   $1,297   $2,479   $3,871
                                         ========= ======== ======== ========




                 See accompanying notes to financial statements.

                                      PEOPLE'S PREFERRED CAPITAL CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                           ---------------------
                                                                                             2001        2000
                                                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ......................................................................   $  2,479    $  3,871
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Increase in accrued interest receivable .......................................       (258)        (14)
         Decrease (increase) in due from affiliate .....................................         26        (160)
         Increase in other assets ......................................................         (4)         (4)
         Increase (decrease) in accounts payable and accrued liabilities ...............      1,803          (4)
         Gain on sale of loans .........................................................       (457)         --
                                                                                           ---------   ---------
         Net cash provided by operating activities .....................................      3,589       3,689
                                                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan sale proceeds ................................................................     60,028          --
     Loan purchases, net of premium (discount) .........................................    (66,899)     (6,575)
     Mortgage loan principal repayments ................................................      6,477       7,549
     Purchase of accrued interest ......................................................       (262)        (31)
     Sale of accrued interest ..........................................................        366          --
                                                                                           ---------   ---------
     Net cash (used in) provided by investing activities ...............................       (290)        943
                                                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid ....................................................     (1,738)     (2,607)
     Common stock dividends paid .......................................................       (700)       (762)
                                                                                           ---------   ---------
     Net cash used in financing activities .............................................     (2,438)     (3,369)
                                                                                           ---------   ---------

Net increase in cash and cash equivalents ..............................................        861       1,263
Cash and cash equivalents at beginning of period .......................................        304         959
                                                                                           ---------   ---------
Cash and cash equivalents at end of period .............................................   $  1,165    $  2,222
                                                                                           =========   =========

                                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         People's Preferred Capital Corporation (the "Company") was originally a real estate investment trust ("REIT") that was formed in September 1997 in order to acquire, hold and manage mortgage assets and other authorized investments. All of our common stock is owned by People's Bank of California (the "Bank"). We expect that all of our mortgage assets will be acquired from the Bank or purchased from other companies that are not affiliated with us. To date, all of our mortgage assets have been acquired from the Bank.

         On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of the Bank, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000 and as amended on March 5, 2001, provide for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. At a special meeting of PBOC's stockholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. The Merger was consummated on April 30, 2001. FBOP plans to merge the Bank into its wholly owned subsidiary California National Bank in the fourth quarter of 2001. The Company will then become a subsidiary of California National Bank.

         WE HAVE FAILED TO CONTINUE TO QUALIFY AS REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, which is retroactive to the start of the year. Because FBOP is a privately owned corporation, we no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

         By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $1,798,000 for the nine months ended September 30, 2001. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

         FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Upon a Change in Control, the Series A Preferred Shares become redeemable prior to September 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. A "Change in Control" would include the direct acquisition by FBOP of all the voting stock of PBOC in the Merger.

         We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

         In September 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares which, to the extent issued, will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

         The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NOTE 2 - MORTGAGE LOANS, NET
----------------------------

         Mortgage loans, net consisted of the following (in thousands):

                                                   September 30, 2001      December 31, 2000
                                                  --------------------    -------------------
1-4 unit residential mortgage loans.........      $         748            $     65,159
Multi-family and commercial loans...........             71,859                   7,235
                                                  --------------------    -------------------
                                                         72,607                  72,394
Premium/(discount) on loans.................                 68                    (570)
Allowance for loan losses...................               (253)                   (253)
                                                  --------------------    -------------------
     Total mortgage loans, net..............      $      72,422            $     71,571
                                                  ====================    ===================


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

         By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $1,798,000 for the nine months ended September 30, 2001. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, to the extent of current and accumulated earnings and profits, all distributions to stockholders are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986, as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

         FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "Change in Control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Upon a Change in Control, the Series A Preferred Shares become redeemable prior to September 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00, plus (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. A "Change in Control" would include the direct acquisition by FBOP of all the voting stock of PBOC in the Merger.

         We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

OVERVIEW

     Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At September 30, 2001, we had total assets of $74.7 million, total liabilities of $2.7 million and total stockholders' equity of $72.0 million. As of that date, $72.4 million or 97.0% of our assets were comprised of mortgage loans. At September 30, 2001, our loan portfolio contained 2 residential mortgage loans, representing approximately 1.0% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 78 commercial mortgage loans, representing approximately 99.0% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $0.7 million or 1.0% of our mortgage loans at September 30, 2001 were secured by single-family (one-to-four-unit) residential properties with a weighted average yield of 6.82% and $71.9 million or 99.0% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 8.54%. The overall yield on our portfolio as of September 30, 2001 and December 31, 2000 was 8.52% and 7.35%, respectively.

         Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through September 30, 2001 have been acquired from the Bank (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans or expectations with respect to purchase of mortgage assets from unaffiliated third parties. We may also acquire from time to time mortgage-backed securities and a limited amount of non-mortgage related securities.

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

A summary of Selected Financial Data of the Company is as follows (dollars in thousands):

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                  --------------------------------------------
                                                                          2001                   2000
                                                                  ---------------------- ---------------------
STATEMENT OF EARNINGS:
         Interest on mortgage loans ............................       $      3,880           $      4,176
         Total revenues.........................................              4,155                  4,253
         Net earnings...........................................              2,479                  3,871

                                                                         At September        At December 31,
                                                                           30, 2001                2000
                                                                      ------------------ ----------------------
  STATEMENT OF CONDITION:
         Mortgage loans, net....................................        $    72,422        $       71,571
         Total assets...........................................             74,691                72,847
         Total stockholders' equity.............................             71,975                72,803
         Weighted average yield on mortgage loans ..............              8.52%                 7.35%


         RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of September 30, 2001 certain information with respect to each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):

                                            TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT
                                            -----------------------------------------

                                                                                                 Average
                                                                          Average Initial       Remaining        Average Net
                                 Principal Balance     Percentage of       Loan to Value           Term             Note
             Type                                        Portfolio             "LTV"           (in months)          Rate
-------------------------------------------------------------------------------------------------------------------------------
Bi-weekly - fixed rate........       $      699               93.5%               73.3                 144            6.75%
30 year fixed rate............               49                6.5                89.8                 318            7.75
                                 ---------------------------------------
                                     $      748              100.0%               74.4                 155            6.82%
                                 ==============================================================================================


         The residential mortgage loans included in our portfolio are both fixed rate loans. The interest rates of the fixed-rate residential mortgage loans included in our portfolio range from 7.000% per annum to 8.000% per annum. At September 30, 2001, the weighted average net interest rate of the residential mortgage loans included in our portfolio was approximately 6.82% per annum.

         COMMERCIAL MORTGAGE LOANS. The following table sets forth as of September 30, 2001 certain information with respect to each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                                           TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT
                                           ----------------------------------------

                                                                                                Average
                                                                                Average        Remaining         Average
                                         Principal Balance   Percentage of      Initial           Term          Net Note
                 Type                                          Portfolio          LTV         (in months)         Rate
-----------------------------------------------------------------------------------------------------------------------------
Commercial fixed rate balloon                 $    53,580           74.6%          60.8              84             8.58%
Commercial fixed rate..........                     3,130            4.4           62.7             102             8.68
Commercial adjustable rate
balloon...........................                 10,931           15.2           55.8              92             8.25
Multi-family fixed rate balloon                     2,859            4.0           70.9              66             8.25
Multi-family fixed rate.............                1,359            1.8           73.5              71             9.51
                                         -----------------------------------
                                              $    71,859          100.0%          60.9              85             8.54
                                         ====================================================================================

         Of the commercial mortgage loans included in our portfolio, approximately 93.8% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

         All of the commercial mortgage loans except two commercial mortgage loans included in our portfolio at September 30, 2001 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.25% per annum to 11.00% per annum. The interest rates of the adjustable rate commercial mortgage loans are 8.50% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at September 31, 2001 was approximately 8.54% per annum.

ASSET QUALITY

         The following table sets forth past due residential mortgage loans as of September 30, 2001 and December 31, 2000.

                                     September 30, 2001                       December 31, 2000
                                     ------------------                       -----------------
                                                       % of                                      % of
                                                    Residential                               Residential
                                                     Mortgage        No.                       Mortgage
                              No. of   Principal       Loan          of        Principal         Loan
           Days Past Due       Loans   Balance      Portfolio       Loans      Balance         Portfolio
           -------------       -----   -------      ---------       -----      -------         ---------
30 to 59 days past due          ---    $   ---          ---%          3        $393,000           0.6%
60 to 89 days past due          ---        ---          ---           1         333,000           0.5
120 days and over past due      ---        ---          ---           1          52,000           0.1

         No commercial mortgage loans were past due as of September 30, 2001 or December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

         We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At September 30, 2001, the allowance for loan losses amounted to $253,000 or 0.35% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of September 30, 2001 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

         At September 30, 2001 and December 31, 2000, we had total assets of $74.7 million and $72.8 million, respectively. As of September 30, 2001, an aggregate of $72.4 million or 97.0% of our assets was comprised of mortgage loans.

         During the nine months ended September 30, 2001, we purchased from the Bank additional multi-family and commercial mortgage loans with an aggregate principal balance of $67.1 million and the Bank repurchased from us residential mortgage loans with an aggregate principal balance of $316,000. During the year ended December 31, 2000, we purchased from the Bank additional residential mortgage loans with an aggregate principal balance of $10.2 million. During the nine months ended September 30, 2001 and the year ended December 31, 2000, we sold $60.0 million and $0, respectively, of residential mortgage loans to an unaffiliated third party. As of September 30, 2001, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $71.9 million of multi-family and commercial mortgage loans, or 1.0% and 99.0% of our total portfolio of mortgage loans, respectively. As of December 31, 2000, our portfolio of mortgage loans was comprised of $65.2 million of residential mortgage loans and $7.2 million of commercial mortgage loans, or 90.0% and 10.0% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of September 30, 2001 and December 31, 2000 was 8.52% and 7.35%. At September 30, 2001, amounts due from affiliates aggregated $584,000, as compared to $610,000 at December 31, 2000. At September 30, 2001, accrued interest amounted to $516,000, as compared to $362,000 at December 31, 2000. We maintained an allowance for loan losses of $253,000 at September 30, 2001 and December 31, 2000.

         At September 30, 2001, our total liabilities amounted to $2.7 million, as compared to $44,000 at December 31, 2000. This increase was due to an income tax liability of $1.8 million and a dividend payable of $.9 million. At September 30, 2001, stockholders' equity amounted to $72.0 million, after taking into consideration earnings of $2.5 million and aggregate dividend payments on the Common Stock and the Series A Preferred Shares of $3.4 million during the first nine months of 2001. At December 31, 2000, stockholders' equity amounted to $72.8 million.

RESULTS OF OPERATIONS

         For the nine months ended September 30 2001, we reported net earnings of $2.5 million compared to $3.9 million for the nine months ended September 30, 2000. This decrease was mainly due to the provision for income taxes. Total revenues were $4.2 million for the nine months ended September 30, 2001 compared to total revenues of $4.3 million for the nine months ended September 30, 2000. This decrease was mainly due to a decrease in interest on mortgage loans.

         Advisory fee payments to the Bank were $100,000 and $150,000 during the nine month periods ended September 30, 2001 and 2000, respectively. The Bank received $39,000 and $11,000, for servicing our commercial mortgage loans and $51,000 and $49,000 for servicing a portion of our residential mortgage loans during the nine months ended September 30, 2001 and 2000, respectively. A third party, which serviced a portion of our residential mortgage loans, received $21,000 and $28,000 in servicing fees during the nine months ended September 30, 2001 and 2000, respectively.

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

INTEREST RATE RISK

         Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2000 there were significant changes in the anticipated maturities or repricing of our interest earning assets due to the sale of $60.0 million fixed rate residential mortgage loans in June, 2001 and the purchase of $62.8 million mostly fixed rate multi-family and commercial mortgage loans from the Bank on July 18, 2001. The overall interest rate risk has decreased due to shorter maturities and higher weighted average interest rates of the mostly fixed rate multi-family and commercial mortgage loans.

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

         ITEM 1:  LEGAL PROCEEDINGS
                       None

         ITEM 2:  CHANGES IN SECURITIES
                       None

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                       None

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       None

         ITEM 5:  OTHER INFORMATION
                       None

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
                  No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

         EXHIBIT INDEX

         EXHIBIT           DESCRIPTION

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S PREFERRED CAPITAL CORPORATION



                                       /s/ David B. Bretoi
                                       --------------------------------------
                                       David B. Bretoi
                                       Chief Executive Officer

                                       /s/ Gregory A. Mitchell
                                       --------------------------------------
                                       Gregory A. Mitchell
                                       Chief Operating Officer

                                              Date: October 18, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S PREFERRED CAPITAL CORPORATION



                                       --------------------------------------
                                       David B. Bretoi
                                       Chief Executive Officer



                                       --------------------------------------
                                       Gregory A. Mitchell
                                       Chief Operating Officer

                                       Date:   October 18, 2001