Form 10-K405
period 2001-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 2002-03-26
CIK 1042024

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED:                     COMMISSION FILE:
             December 31, 2001                             0-23131

                               -------------------

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its Charter)

         MARYLAND                                       95-4642529
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               -------------------

             221 S. FIGUEROA STREET, LOS ANGELES, CALIFORNIA, 90012 (Address of principal executive offices, including zip code)

                                 (213) 443-1400
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           9.75% NONCUMULATIVE EXCHANGEABLE PREFERRED STOCK, SERIES A

                               -------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|.

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. |X|

      All 10,000 shares of Common Stock were held by California National Bank at December 31, 2001; therefore, no Common Stock is held by non affiliates.

   Documents incorporated by reference                     Part of Form 10 K
            in this Form 10 K                              which incorporated
                  None                                             --

================================================================================

                                     PART I

                                                                            PAGE
                                                                            ----

Item 1  Business ............................................................  3
        -     General  ......................................................  3
        -     General Description of Mortgage Assets and Other Authorized
        -     Investments; Investment Policy.................................  6
        -     Management Policies and Programs...............................  7
        -     Servicing...................................................... 12
        -     Federal Income Tax Considerations.............................. 16
        -     Taxation of the Company........................................ 16
        -     Taxation of United States Stockholders......................... 17
        -     Taxation of Foreign Stockholders............................... 18
        -     Information Reporting Requirements and Backup Withholding Tax.. 19
        -     Other Tax Consequences......................................... 20
Item 2  Properties........................................................... 20
Item 3  Legal Proceedings.................................................... 20
Item 4  Submission of Matters to a Vote of Security Holders.................. 20

                                    PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................. 21
Item 6  Selected Financial Data.............................................. 22
Item 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 23
        -     Description of Portfolio....................................... 23
        -     Financial Condition............................................ 27
        -     Results of Operations.......................................... 27
        -     Allowance for Loan Losses...................................... 28
        -     Liquidity Risk Management...................................... 28

Item 7A Quantitative and Qualitative Disclosures About Market Risk........... 29
Item 8  Financial Statements and Supplementary Data.......................... 30
Item 9  Changes in/Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 42

                                    PART III

Item 10 Directors and Executive Officers of the Corporation.................. 43
Item 11 Executive Compensation............................................... 44
Item 12 Security Ownership of Certain Beneficial Owners and Management....... 45
Item 13 Certain Relationships and Related Transactions....................... 45

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8 K.....  47

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                                     PART I

ITEM 1: BUSINESS

GENERAL

      GENERAL. People's Preferred Capital Corporation (the "Company") was originally a real estate investment trust ("REIT") formed in June 1997 to acquire, hold and manage mortgage assets and other authorized investments. The Company is a wholly owned subsidiary of California National Bank (the "Bank"). We expect that all of the mortgage assets will be acquired from the Bank or purchased from other companies not affiliated with us.

      MERGER AGREEMENT WITH FBOP CORPORATION. On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of People's Bank of California, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000 and amended as of March 5, 2001, provided for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. At a special meeting of PBOC's shareholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. The merger was consummated on April 30, 2001. FBOP subsequently merged People's Bank of California and its subsidiaries, including the Company, into its wholly owned subsidiary California National Bank as of November 13, 2001.

      WE HAVE FAILED TO CONTINUE TO QUALIFY AS A REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, retroactive to the start of the year. Because FBOP is a privately-owned corporation, we no longer satisfy the "five or fewer" test which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to the consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $2,431,000 for the year ended December 31, 2001. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the "Code"), corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. Under our Articles of Incorporation, the Acquisition constitutes a "change in control," which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Upon a change in control, the Series A Preferred Shares become redeemable prior to October 15, 2002, in whole, but not in part, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

      The Company commenced its operations in October 1997 upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), at an offering price of $25.00 per share. All shares of common stock are owned by the Bank. The Series A Preferred Shares are traded on the NASDAQ National Market under the symbol "PPCCP." Our Board of Directors, including a majority of the independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares, which to the extent issued, will be parity stock with respect to the Series A shares. The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

      DESCRIPTION OF THE BUSINESS. The Company's principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments (as defined herein) that will generate net earnings for distribution to stockholders. At December 31, 2001, we had total assets of $75.3 million, total liabilities of $3.4 million and stockholders' equity of $72.0 million. As of that date, $71.2 million of our assets, or 95%, were comprised of mortgage loans, net of the allowance for loan losses. The loan portfolio contained 2 residential mortgage loans, representing 1% of the unpaid principal balance of our total portfolio, and 76 commercial mortgage loans, representing approximately 99% of the unpaid principal balance of our total portfolio.

      All of the Company's Mortgage Assets may be acquired from the Bank or purchased from unaffiliated third parties as whole loans secured by first mortgages or deeds of trust ("Mortgage Loans") on single-family (1-4 unit) residential real estate properties ("Residential Mortgage Loans") or by multi-family residential and commercial properties (collectively, "Commercial Mortgage Loans"). Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company's Mortgage Assets through December 31, 2001 were acquired from the Bank. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties. During 2001, the Company acquired additional multi-family and commercial mortgage loans originated by the Bank with an aggregate principal balance of $69.6 million. During the same period, the Bank repurchased 2 residential mortgage loans with an aggregate principal balance of $316,000 from us. During 2001, we sold $60 million of residential mortgage loans to an unaffiliated third party.

      DIVIDEND POLICY. Dividends are authorized and declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. Because (i) the Mortgage Assets and Other Authorized Investments are interest bearing, (ii) the Series A Preferred Shares represent only approximately 50% of the Company's capitalization and (iii) the Company does not anticipate incurring any indebtedness, the Company currently expects that both its cash available for distribution and its net income will be approximately equal to the amount needed to pay dividends on the Series A Preferred Shares. Accordingly, the Company does not expect to pay dividends to the holder of its Common Stock unless and until net income is in excess of the amount needed to pay dividends on the Series A Preferred Shares. The Company declared $700,000 of dividends on the Common Stock in 2001.

      When the Company declares a Common Stock dividend, there are limitations on the Company's ability to pay such dividends. First, no cash dividends or other distributions may be paid on the Common Stock unless and until (i) the Company has paid full dividends on the Series A Preferred Shares for the four most recent Dividend Periods (or the lesser number of Dividend Periods during which the Series A Preferred Shares have been outstanding) and has declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the current Dividend Period, and (ii) the terms of all other stock of the Company ranking senior to the Common Stock have been complied with. Second, the Maryland General Corporation law ("MGCL") provides that dividends and other distributions may not be paid by a corporation if, after giving effect to the distribution (i) the corporation would not be able to pay its indebtedness as it becomes due in the usual course of business or (ii) the corporation's total assets would be less than the sum of the corporation's total liabilities plus the amount needed to satisfy the preferential rights on dissolution, if the corporation were to be dissolved at the time of distribution, of stockholders whose preferential rights on dissolution are superior to those receiving the distribution, unless the articles of incorporation of the corporation permit otherwise. The Articles of Incorporation of the Company do not permit otherwise. The Company has complied with the above requirements.

      The Office of the Comptroller of the Currency ("OCC") is the primary regulator of the Bank. Under the prompt corrective action regulations no financial institution may make a capital distribution unless it is at least "adequately capitalized" and the capital distribution would not cause it to be less than "adequately capitalized". Currently, an institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%. At December 31, 2001, the Bank's total risk-based capital ratio was 11.65%, its Tier 1 risk-based capital ratio was 10.40% and core capital (or leverage) ratio was 8.64%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under the prompt corrective action regulations. However, there can be no assurance that the Bank will be able to maintain such capital levels.

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

      If the Automatic Exchange were to occur, then the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank's ability to pay dividends would be subject to various restrictions under OCC regulations. In addition, in the event of a liquidation of the Bank, the claims of the Bank's depositors and of its creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares issued pursuant to an Automatic Exchange.

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

GENERAL DESCRIPTION OF MORTGAGE ASSETS AND OTHER AUTHORIZED INVESTMENTS; INVESTMENT POLICY

      RESIDENTIAL MORTGAGE LOANS. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $300,700 for one-unit residential loans to $578,150 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. The nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or because they vary in certain other respects from the requirements of such programs other than the requirements relating to the creditworthiness of the mortgagors. The Company's nonconforming Residential Mortgage Loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

      Each Residential Mortgage Loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single-family (1-4 unit) residential properties. Residential real estate properties underlying Residential Mortgage Loans consist of individual dwelling units, individual condominium units, two- to four-family dwelling units, planned unit developments and townhouses. All of the Residential Mortgage Loans acquired to date by the Company are fixed rate Mortgage Loans. However, the Company may from time to time acquire adjustable rate Residential Mortgage Loans.

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

      MORTGAGE-BACKED SECURITIES. The Company may from time to time acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans ("Mortgage-Backed Securities"). The Company intends to acquire only investment grade Mortgage-Backed Securities or those issued or guaranteed by agencies of the federal government or government-sponsored agencies. The Mortgage Loans underlying the Mortgage-Backed Securities would be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States. The Company does not intend to acquire any interest-only, principal-only or high-risk Mortgage-Backed Securities. The Company is not precluded from investing in Mortgage-Backed Securities when the Bank is the sponsor or issuer. At December 31, 2001, the Company did not hold any investments in Mortgage-Backed Securities.

      OTHER ASSETS. The Company may invest up to 20% of the total value of its assets in investments other than Residential Mortgage Loans, Commercial Mortgage Loans and Mortgage-Backed Securities, cash and cash equivalents, including receivables, and government securities. At December 31, 2001, the Company did not hold any such investments.

MANAGEMENT POLICIES

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

      For any prospective borrower, an employment verification was obtained from the borrower's employer wherein the employer reported the length of employment with the employer, the employee's current salary, and whether it was expected that the borrower would continue such employment in the future or the borrower submitted such other evidence of employment (such as pay stubs) satisfactory to the Bank. For a self-employed prospective borrower, the borrower generally was required to submit copies of personal and business federal income tax returns for the previous two years. For certain prospective borrowers, the borrower authorized verification of all deposits at financial institutions at which the borrower had demand or savings accounts. The underwriting officer considering the loan application then reviewed the credit report and employment and deposit verifications and made a determination as to whether the prospective borrower had sufficient monthly income available to meet (i) the borrower's monthly obligations on the proposed Residential Mortgage Loan (determined on the basis of the monthly payments due in the year of origination) and other related expenses and (ii) other financial obligations and monthly living expenses.

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

      The loan underwriting procedures and guidelines utilized by the Bank in originating Commercial Mortgage Loans acquired by the Company were intended to assess the value of the related mortgaged property, the ability of such mortgaged property to be used by the borrower or its agents and the financial condition of the borrower, including its ability to service the Commercial Mortgage Loan. The underwriting guidelines took into account such factors as suitability of the mortgaged property for its proposed use, the availability, rental rates and relative value of comparable properties in the relevant market area, the anticipated growth or decline in both the immediate and broader geographic areas in which the mortgaged property is located, the current or projected occupancy or leasing ratios, if relevant, the condition and age of the mortgaged property; the management ability of the borrower, including business experience and financial soundness and such other economic, demographic and other factors as, in the Bank's judgment, might affect the value of the mortgaged property and the ability of the borrower to service the Commercial Mortgage Loan. Each proposal for a Commercial Mortgage Loan was presented to the appropriate lending personnel of the Bank, which analyzed the proposed transaction focusing on economic assumptions and the feasibility of the loan, identified and evaluated potential risks and made a recommendation to approve or disapprove the loan.

      The proposed transaction was then presented to the credit committee of the Bank for approval. After a loan proposal was approved, a loan commitment was issued by the Bank to the proposed borrower, subject to, among other things, an appraisal report and, if deemed appropriate or required, environmental engineering reports. The Bank contracted with approved firms to prepare certain required reports.

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

      In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as servicer of any such Residential Mortgage Loans and Commercial Real Estate Loans. The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company. See "Servicing."

      The Company's current policy is not to acquire any single Commercial Mortgage Loan that constitutes more than 15.0% of the total book value of the Mortgage Assets of the Company at the time of its acquisition. In addition, the Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), which (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) classified, (b) on nonaccrual status or (c) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Mortgage Loans that are in "nonaccrual status" are generally loans that are past due 90 days or more in principal or interest, and "classified" Mortgage Loans are generally troubled loans that are deemed substandard, doubtful or loss with respect to collectibility. See "Servicing" for a discussion of the treatment of Mortgage Loans which become nonperforming or real estate owned ("REO").

      CAPITAL AND LEVERAGE POLICIES. To the extent the Board of Directors determines that additional funding is required, the Company may raise funds through additional equity offerings, debt financing or retention of cash flow, taking into account taxes that would be imposed on undistributed taxable income, or a combination of these methods.

      The Company had no debt outstanding at December 31, 2001, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the debt for borrowed money the Company incurs in excess of 20% of the Company's total stockholders' equity will require the approval of a majority of the independent directors. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

      CREDIT RISK MANAGEMENT POLICIES. The Company expects that each Mortgage Loan acquired in the future will represent a first lien position and will be originated by the Bank or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by the Bank (at the time of origination) for its own account. See "Underwriting Standards." The Company also expects that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements described below, which require servicing in conformity with FNMA and FHLMC guidelines and procedures, in the case of Residential Mortgage Loans, and with any servicing guidelines promulgated by the Company with respect to Commercial Mortgage Loans.

      CONFLICT OF INTEREST POLICIES. Because of the nature of the Company's relationship with the Bank, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, the Company's acquisition of Mortgage Loans from, or disposition of Mortgage Loans to, the Bank, foreclosure on defaulted Commercial Mortgage Loans and the modification of the Advisory Agreement or the Servicing Agreements. It is the Company's policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the mortgage lending industry. In addition, neither the Advisory Agreement nor the Servicing Agreements may be modified or terminated without the approval of a majority of the independent directors.

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

      OTHER POLICIES. The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act. The Company does not intend to (i) invest in the securities of other issuers for the purpose of exercising control over such issuers, (ii) underwrite securities of other issuers, (iii) actively trade in loans or other investments, (iv) offer securities in exchange for property or (v) make loans to third parties, including, without limitation, officers, directors or other affiliates of the Company. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise. The Company has no present intention to repurchase any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations.

      The Company is conducting its operations so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the Staff of the Securities and Exchange Commission ("SEC"), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Therefore, the assets that the Company may acquire may be limited by the provisions of the Investment Company Act. The Company has established a policy of limiting Other Authorized Investments to no more than 20% of the value of the Company's total assets.

      The Articles of Incorporation provide that the Company shall maintain its status as a reporting company under the Securities and Exchange Act of 1934, as amended ("Exchange Act") for so long as any of the Series A Preferred Shares are outstanding.

      ADVISORY AGREEMENT. The Company entered into an advisory agreement with the Bank (the "Advisory Agreement") pursuant to which the Bank administers the day-to-day operations of the Company. The Bank in its role as advisor under the terms of the Advisory Agreement is hereinafter referred to as the "Advisor." The Advisor is responsible for, among other things: (i) monitoring the credit quality of Mortgage Assets and Other Authorized Investments held by the Company;
(ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company's Mortgage Assets and Other Authorized Investments; and (iii) representing the Company in its day-to-day dealings with persons to whom the Company interacts. The Advisor may subcontract all or a portion of its duties to one or more of its affiliates. The Advisor may, with the approval of a majority of the Board of Directors, as well as a majority of the independent directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. In connection with the subcontracting of any of its obligations under the Advisory Agreement, the Advisor will not be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisor and its personnel have substantial experience in mortgage finance and in the administration of Mortgage Loans and Other Authorized Investments.

      The Advisory Agreement has an initial term of five years, and will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Company may terminate the Advisory Agreement at any time upon 90 days' prior notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either not to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the independent directors. The Advisor is scheduled to receive an annual advisory fee equal to $200,000. Effective June 30, 2001, however, the Advisor agreed to forego collection of its management fee and expects this arrangement to continue in the future. The Advisor also agreed that it would not attempt at any later date to go back and recover any of the foregone fees.

SERVICING

      RESIDENTIAL MORTGAGE LOAN SERVICING. All Residential Mortgage Loans owned by the Company are serviced by the Bank under the terms of a Residential Mortgage Loan Servicing Agreement. The Residential Servicing Agreement provides that the Servicing Agent will receive an annual servicing fee with respect to each Residential Mortgage Loan serviced for the Company that shall be equal to the outstanding principal balance of such Residential Mortgage Loans multiplied by a fee of 0.25% (in the case of fixed rate Residential Mortgage Loans) and 0.375% (in the case of adjustable rate Residential Mortgage Loans).

      The Residential Servicing Agreement requires the Servicing Agent to service the Company's Residential Mortgage Loans in a manner generally consistent with servicing guidelines promulgated by the Bank and with FNMA and FHLMC guidelines and procedures and as otherwise set forth in the Residential Servicing Agreement. The Servicing Agent will collect and remit principal and interest payments, administer mortgage, custodial and escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Residential Mortgage Loans it services. The Servicing Agent also will provide accounting and reporting services to the Company for such Residential Mortgage Loans. Additionally the Servicing Agent will assume responsibility for payment of ground rents, taxes, assessments, water rates, mortgage insurance premiums, and other charges that are or may become liens upon the mortgaged property. The Servicing Agent is responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Residential Servicing Agreement requires the Servicing Agent to follow collection procedures that are consistent with the Servicing Agent's procedures for servicing mortgage loans comparable to the Residential Mortgage Loans and to exercise the degree of care required by FNMA and FHLMC.

      The Servicing Agent may waive, modify or vary any term of any Residential Mortgage Loan or consent to the postponement of compliance with any such term or in any manner grant indulgence to any borrower if in the Servicing Agent's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Company, except that the Servicing Agent shall not permit any modification with respect to any Residential Mortgage Loan that would decrease the mortgage interest rate (other than by adjustments required by the terms of the mortgage note), defer or forgive the payment thereof or of any principal or interest payments, reduce the outstanding principal amount (except for actual payments of principal), make future advances or extend the final maturity date on such Residential Mortgage Loan without the Company's prior written consent. However, the Servicing Agent may permit forbearance or allow for suspension of monthly payments if the borrower is in default or the Servicing Agent determines in its reasonable discretion that default is imminent and that granting such forbearance or suspension is in the best interest of the Company. The Servicing Agent will use its best efforts, consistent with the procedures the Servicing Agent would use in servicing loans for its own account, to foreclose upon or otherwise convert the ownership of properties securing any Residential Mortgage Loans that come into and continue in default for which no satisfactory agreements can be made for the collection of delinquent payments.

      The Residential Servicing Agreement requires the Servicing Agent to pay all customary reasonable and necessary expenses related to the performance of its duties under such agreements, including, but not limited to, costs associated with the preservation, restoration and protection of mortgaged property and enforcement of any required judicial proceedings. For advances of reimbursable out-of-pocket costs and expenses, the Servicing Agent generally will be reimbursed out of proceeds related to such Residential Mortgage Loan.

      In connection with any foreclosure proceedings that the Servicing Agent may institute, the Servicing Agent may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Residential Mortgage Loan by operation of law or otherwise in accordance with the terms of the Residential Servicing Agreement. In the event that title to the property securing a Residential Mortgage Loan is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Company. The Bank will service such REO on behalf of the Company.

      The Company may terminate the Residential Servicing Agreement upon the occurrence of one or more events specified in such Residential Servicing Agreement. Such events generally relate to either (i) the Servicer's proper and timely performance of its duties and obligations under the Residential Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company may terminate the Bank Residential Servicing Agreement without cause upon payment of a termination fee equal to 1.5% of the aggregate outstanding principal balance of the loans then serviced under the Bank Residential Servicing Agreement. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate, or elect not to renew, the Residential Servicing Agreement without first obtaining the approval of a majority of the independent directors.

      As is customary in the mortgage loan servicing industry, the Servicing Agent will be entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Residential Mortgage Loans serviced by it. In addition, the Servicing Agent will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Residential Mortgage Loans it services. The Residential Servicing Agreement requires the Servicing Agent to remit to the Company no later than the 18th day of each month (or the next business day if the 18th day is not a business day) all principal and interest collected from borrowers of Residential Mortgage Loans it services during the immediately preceding month.

      When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Servicing Agent generally will enforce any "due-on-sale" clause contained in the Residential Mortgage Loan, to the extent permitted under applicable law and governmental regulations and subject to the Company's prior approval. The terms of a particular Residential Mortgage Loan or applicable law, however, may provide that the exercise of the "due-on-sale" clause is prohibited under certain circumstances. Under such circumstances, the Servicing Agent will negotiate an assumption agreement with the person to whom the mortgaged property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the mortgage note. When an assumption is allowed, the Servicing Agent will be authorized to negotiate a substitution of liability agreement with the person to whom the mortgage property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such person is substituted as mortgagor and becomes liable under the related mortgage note. Upon any assumption of a Residential Mortgage Loan by a transferee, a fee equal to a specified percentage of the outstanding principal balance of the Residential Mortgage Loan is typically required. The Servicing Agent will be authorized to collect and retain such assumption fees as are permitted by the terms of the mortgage loan documents and applicable law as additional servicing compensation.

      COMMERCIAL MORTGAGE LOAN SERVICING. The Bank services the Commercial Mortgage pursuant to the terms of a Commercial Servicing Agreement. The Bank receives an annual servicing fee with respect to each Commercial Mortgage Loan serviced for the Company equal to the outstanding principal balance of such Commercial Mortgage Loans multiplied by a fee of 0.25% to 0.375%.

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

      The Commercial Servicing Agreement requires the Bank to service the Company's Commercial Mortgage Loans in a manner generally consistent with procedures and practices customarily employed and exercised by the Bank and with any servicing guidelines promulgated by the Company. The Bank collects and remits principal and interest payments, administers mortgage, custodial and escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the Commercial Mortgage Loans it services. The Bank also provides accounting and reporting services required by the Company for such Commercial Mortgage Loans. Additionally, for all Commercial Mortgage Loans, the Bank assumes responsibility for payment of taxes and other charges that are or may become a lien upon the mortgaged property. The Bank also is responsible for any late charges or tax penalties incurred due to its failure to pay such bills. The Commercial Servicing Agreement requires the Bank to follow collection procedures that are consistent with the Bank's procedures for mortgage loans comparable to the Commercial Mortgage Loans held for its own account, including contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults. The Bank may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies. The Bank will use its best efforts, consistent with the procedures that the Bank would use in servicing loans for its own account, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Commercial Mortgage Loans as come into and continue in default and as to which no satisfactory agreements can be made for collection of delinquent payments.

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

      In connection with any foreclosure proceedings that the Bank may institute, the Bank may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Commercial Mortgage Loan by operation of law or otherwise in accordance with the terms of the Commercial Servicing Agreement. The Bank is not permitted under the terms of the Commercial Servicing Agreement to acquire title to any commercial real estate property underlying a Commercial Mortgage Loan or take any action that would cause the Company to be an "owner" or an "operator" within the meaning of certain federal environmental laws, unless it has also previously determined, based on a report prepared by an independent person who regularly conducts environmental assessments, that (i) the mortgaged property is in compliance with applicable environmental laws or that it would be in the best interests of the Company to take such actions as are necessary to cause the mortgaged property to comply therewith and (ii) there are no circumstances or conditions present at the mortgaged property relating to the use, management or disposal of any hazardous substances, hazardous materials, hazardous wastes or petroleum-based materials for which investigation, testing, monitoring, containment, clean-up or remediation could be required under any federal, state or local law or regulation, or, if any such materials are present for which such action could be required, that it would be in the best interest of the Company to take such actions with respect to the mortgage property.

      The Company may terminate the Commercial Servicing Agreement upon the occurrence of one or more events specified in such Commercial Servicing Agreement. Such events relate generally to (i) the Bank's proper and timely performance of its duties and obligations under the Commercial Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding. In addition, the Company may also terminate the Commercial Servicing Agreement without cause but will be required to pay a termination fee competitive with those generally payable in the industry, equal to 1.5% of the aggregate outstanding principal amount of the loans then serviced under the Commercial Servicing Agreement. As long as any Series A Preferred Shares remain outstanding, the Company may not terminate or elect not to renew the Commercial Servicing Agreement without the approval of a majority of the independent directors.

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

TAXATION OF THE COMPANY

      GENERAL. A REIT generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to stockholders. Such treatment substantially eliminates the federal "double taxation" of earnings (at the corporate and the stockholder levels) that generally results from investment in a corporation. As mentioned above, by virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, retroactive to the start of the year. Because FBOP is a privately-owned corporation, we no longer satisfy the "five or fewer" test which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to the consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $2,431,000 for the year ended December 31, 2001. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the "Code"), corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provision, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

      ORGANIZATIONAL REQUIREMENTS. The Code defines a REIT as a corporation, trust, or association (i) that is managed by one or more trustees or directors;
(ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for the REIT requirements; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons;
(vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (the "Five or Fewer Test") (as defined in the Code to include private foundations and certain pension trusts and other entities) at any time during the last half of each taxable year; and (vii) meets certain other tests regarding the nature of its income and assets. The Code provides that conditions (i) through (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (v) and (vi) do not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (vi), certain tax-exempt entities described in Sections 501(C)(17) and 509(a) of the Code or a portion of a trust permanently set aside oR used for purposes described in Section 642 (c) of the Code, are generally treated as individuals, stock owned by a corporation is treated as if owned by the shareholders of the organization, and the beneficiaries of a pension trust that qualifies under Section 401(a) of the Code and that holds shares of a REIT will generally be treated as holding shares of the REIT in proportion to their actuarial interests in the pension trust. See "--Taxation of United States Stockholders--Treatment of Tax-Exempt Stockholders." In addition, a corporation may not elect to become a REIT unless its taxable year is the calendar year. As stated above, the Company no longer satisfies condition (vi) above, retroactive to January 1, 2001.

TAXATION OF UNITED STATES STOCKHOLDERS

      DISTRIBUTIONS GENERALLY. For periods in which the Company qualifies as a REIT, distributions to a United States Stockholder up to the amount of the Company's current or accumulated earnings and profits (and not designated as capital gains dividends) will be taken into account as ordinary income and will not be eligible for the dividends-received deduction for corporations. Distributions that are designated by the Company as capital gain dividends will be treated as long-term capital gains for the taxable year (to the extent they do not exceed the Company's actual net capital gain) without regard to the period for which the stockholder has held its stock. However, corporate stockholders may be required to treat up to 20% of certain capital gains dividends as ordinary income, pursuant to Section 291(d) of the Code. A distribution in excess of current or accumulated earnings and profits first would be treated as a tax-free return of capital, reducing the tax basis in the United States Stockholder's Series A Preferred Shares, and a distribution in excess of the United States Stockholder's tax basis in its Series A Preferred Shares will be taxable gain realized from the sale of such shares.

      The tax implications of the Company's failure to qualify as a REIT retroactive to January 1, 2001 are discussed above under "Taxation of the Company--General". Dividends declared by the Company in October, November or December of any year payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the dividend actually is paid by the Company during January of the following calendar year. Stockholders may not claim the benefit of any tax losses of the Company on their own income tax returns.

      The Company will be treated as having sufficient earnings and profits to treat as a dividend any distribution by the Company up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under "--Taxation of the Company--General" and "--Taxation of the Company--Annual Distribution Requirements" above. As a result, stockholders may be required to treat as taxable dividends certain distributions that otherwise would result in tax-free returns of capital. Moreover, any "deficiency dividend" will be treated as a "dividend" (ordinary or capital gains dividend, as the case may be), regardless of the Company's earnings and profits.

      Losses incurred on the sale or exchange of Series A Preferred Shares held for less than six months will be deemed a long-term capital loss to the extent of any capital gain dividends received by the selling stockholder with respect to such stock.

      TAX TREATMENT OF AUTOMATIC EXCHANGE. Upon the occurrence of an Exchange Event, the outstanding Series A Preferred Shares automatically will be exchanged on a one-for-one basis for Bank Preferred Shares. The Automatic Exchange will be taxable and each holder of the Series A Preferred Shares will have a gain or loss measured by the difference between the basis of such holder in the Series A Preferred Shares and the fair market value of the Bank Preferred Shares received in the Automatic Exchange. Provided that such holder's Series A Preferred Shares were held as capital assets for more than 12 months prior to the Automatic Exchange, any gain or loss will be long-term capital gain or loss. Long-term capital losses are deductible, subject to certain limitations. The basis of the holder in the Bank Preferred Shares will be the shares' fair market value at the time of the Automatic Exchange.

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

      CAPITAL GAIN DIVIDENDS. Under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), a distribution made by the Company to a Non-United States Holder, to the extent attributable to gains from dispositions of United States Real Property Interests ("USRPIs") will be considered effectively connected with a U.S. trade or business of the Non-United States Holder and subject to U.S. income tax at the rate applicable to U.S. individuals or corporations, without regard to whether such distribution is designated as a capital gain dividend. Shares of a corporation are treated as USRPIs only if the fair market value of the USRPIs owned by the corporation equals or exceeds 50% of the fair market value of its total assets. If at no time during the five years preceding the sale or exchange of shares in the Company, the Series A Preferred Shares constituted a USRPI, gain or loss on the sale or exchange will not be treated as effectively connected with a U.S. trade or business by reason of FIRPTA. Although ownership of real property in the U.S. is always a USRPI, a loan secured by a mortgage on U.S. real property does not constitute a USRPI unless the amounts payable by the borrower are contingent on the income or receipts of the borrower or the property or otherwise based on the property. The Company believes that it is unlikely that its shares will be USRPIs or that it will derive significant gain from USRPIs, although the final determination will depend on the facts as they ultimately develop. If the shares do constitute USRPIs, the Company will be required to withhold tax equal to 30% of the amount of dividends to the extent such dividends constitute USRPI Capital Gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to treaty exemption.

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

      The Company does not qualify for taxation as a REIT retroactive to January 1, 2001. If the Company does not constitute a domestically controlled REIT, a Non-United States Holder's sale of stock generally will still not be subject to tax under FIRPTA as a sale of a USRPI provided that (i) the stock is "regularly traded" (as defined by applicable Treasury regulations) on an established securities market (e.g., the Series A Preferred Stock is traded on the NASDAQ exchange) and (ii) the selling Non-United States Holder held 5% or less of the Company's outstanding stock at all times during a specified testing period.

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

      UNITED STATES STOCKHOLDERS. Under certain circumstances, a United States Stockholder of Series A Preferred Shares may be subject to backup withholding at a rate of 31% on payments made with respect to, or cash proceeds of a sale or exchange of, Series A Preferred Shares. Backup withholding will apply only if the holder (i) fails to furnish the person required to withhold with its Taxpayer Identification Number ("TIN") which, for an individual, would be his or her Social Security Number, (ii) furnishes an incorrect TIN, (iii) is notified by the IRS that it has failed to properly report payments of interest and dividends, or (iv) under certain circumstances, fails to certify under penalty of perjury, that it has furnished a correct TIN and has not been notified by the IRS that it is subject to backup withholding for failure to report interest and dividend payments. Backup withholding will not apply to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. A United States Stockholder should consult with a tax advisor regarding qualification for exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a United States Stockholder will be allowed as a credit against such United States Stockholder's United States federal income tax liability and may entitle such United States Stockholder to a refund, provided that the required information is furnished to the IRS.

      FOREIGN STOCKHOLDERS. Additional issues may arise pertaining to information reporting and back up withholding with respect to any such information reporting and backup withholding requirements. Backup withholding for a Non-United States Holder is not an additional tax. Rather the amount of any backup withholding with respect to a payment to a Non-United States Holder will be allowed as a credit against any

United States federal income tax liability of such Non-United States Holder. If withholding results in an overpayment of taxes, a refund may be obtained provided that the required information is furnished to the IRS.

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

ITEM 2: PROPERTIES

      The Company utilizes office space and conference room facilities located in Los Angeles at 221 S. Figueroa Street, Los Angeles, California 90012, the building in which the Bank's principal executive offices are located. The cost related to this office space is included in the fees paid to the Bank under the terms of the Advisory Agreement.

ITEM 3: LEGAL PROCEEDINGS

      The Company is not involved in any litigation at December 31, 2001. From time to time, the Company may be involved in routine litigation arising in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (the "Common Stock") and 4,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"), of which 1,426,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 10,000 shares of Common Stock outstanding at December 31, 2001. Accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

      DIVIDENDS. Holders of Common Stock are entitled to receive dividends when, as and if authorized and declared by the Board of Directors out of assets legally available for this purpose, provided that, so long as any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of all series of Preferred Stock, including accumulations in the case of cumulative Preferred Stock, have been paid and any other conditions precedent established under the terms of such series of Preferred Stock have been satisfied. Several limitations exist which may restrict the Company's ability to pay dividends on the Common Stock. See "Item
1. Business--Dividend Policy."

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

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

                As of December 31, 2001, 2000, 1999,1998 and 1997
                     For the Years Ended December 31, 2001, 2000, 1999,1998 and and for the Period from Inception, June 19, 1997 through December 31, 1997
                             (Dollars in thousands)

                                                                                   At or for      At or for    At December 31,
                                                    At or for the   At or for the   the Year       the year    1997 or for the
                                                     Year-ended       Year ended      ended          ended      period 6/19/97
                                                       12/31/01       12/31/00      12/31/99       12/31/98    through 12/31/97
                                                    ---------------------------------------------------------------------------
STATEMENT OF EARNINGS:
Interest income .................................     $    5,724     $    5,694     $    5,621     $    5,780     $    1,476
Other income ....................................            457             --             --             --             --
Operating expenses ..............................            411            504            483            530            109
Income tax expense ..............................          2,431             --             --             --             --
Net earnings ....................................          3,339          5,190          5,138          5,250          1,367

BALANCE SHEET:
Mortgage loans, net .............................     $   71,245     $   71,571     $   70,446     $   69,457     $   70,423
Total assets ....................................     $   75,332         72,847         72,393         72,405         72,597
Total liabilities ...............................          3,366             44             42             42            460
Total stockholders' equity ......................         71,966         72,803         72,351         72,363         72,137

OTHER DATA:
Dividends on preferred stock ....................          3,476          3,476          3,476          3,476            859
Dividends on common stock .......................            700          1,262          1,674          1,548            460
Number of preferred shares outstanding ..........      1,426,000      1,426,000      1,426,000      1,426,000      1,426,000
Number of common shares outstanding(1) ..........         10,000         10,000         10,000         10,000         10,000

--------------------------------------------------------------------------------
(1) Because the Company's Common Stock is wholly owned by the Bank, earnings per share data is not presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF PORTFOLIO

      Information with respect to the Residential Mortgage Loans and the Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 2001. References to percentages of Mortgage Loans acquired by the Company refer in each case to the percentage of the aggregate outstanding principal balance of the Mortgage Loans in the Company's portfolio as of December 31, 2001, based on the outstanding principal balances of such Mortgage Loans as of such date, after giving effect to scheduled monthly payments received and applied on or prior to such date.

      GENERAL. As of December 31, 2001, the Company owned 2 Residential Mortgage Loans, representing approximately 1% of the unpaid principal balance of the Mortgage Loans in the Company's portfolio, and 76 Commercial Mortgage Loans, representing approximately 99.0% of the unpaid principal balance of the Mortgage Loans in the Company's portfolio. On December 31, 2001, the Mortgage Loans included in the Company's portfolio had an aggregate outstanding principal balance of $71.4 million.

      All of the Residential Mortgage Loans included in the Company's portfolio were originated or purchased by the Bank in the ordinary course of its real estate lending activities. Management believes that the Residential Mortgage Loans included in the Company's portfolio were originated or purchased in a manner consistent with the underwriting policies of the Bank at the time at which such Mortgage Loans were originated or purchased.

      All of the Residential Mortgage Loans included in the Company's portfolio were originated or purchased between June 1973 and December 1999, and had original terms to stated maturity of 15 or 30 years. As of December 31, 2001, the average outstanding principal balance of a Residential Mortgage Loan was $367,610. The weighted average number of months since origination of the Residential Mortgage Loans included in the Company's portfolio (calculated as of December 31, 2001) was approximately 42 months and the weighted average expected remaining maturity was 152 months. The weighted average Loan-to-Value Ratio (defined below) of the Company's Residential Mortgage Loans was 62.2%. "Loan-to-Value Ratio" means the ratio (expressed as a percentage) of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value at origination of the underlying mortgaged property or (ii) the purchase price of the mortgaged property, if the Mortgage Loan was made to finance the acquisition of property. The mortgage notes with respect to most of the Mortgage Loans included in the Company's portfolio contain "due-on-sale" provisions which prevent the assumption of the Mortgage Loan by a proposed transferee and accelerate the payment of the outstanding principal balance of the Mortgage Loan.

      Each Commercial Mortgage Loan included in the Company's portfolio was originated or purchased by the Bank in the ordinary course of its commercial real estate lending activities. All of the Commercial Mortgage Loans in the Company's portfolio were originated or purchased between March 1974 and December 2000, and had original terms to stated maturity of between 5 and 30 years. As of December 31, 2001, the average outstanding principal balance of a Commercial Mortgage Loan was $930,276. The weighted average number of months since origination of the Company's Commercial Mortgage Loans (calculated as of December 31, 2001) was approximately 47 months and the weighted average expected maturity was 81 months. As of December 31, 2001, the weighted average Loan-to-Value Ratio of the Commercial Mortgage Loans included in the Company's portfolio was 57%. In addition, as of

December 31, 2001, no Commercial Mortgage Loan held by the Company had a Loan-to-Value Ratio greater than 77%.

      RESIDENTIAL MORTGAGE LOANS. The following table sets forth as of December 31, 2001 certain information with respect to the types of Residential Mortgage Loans included in the Company's portfolio:

                       TYPE OF RESIDENTIAL MORTGAGE LOANS
                       ----------------------------------

                                                Percentage of
                                                 Residential          Weighted            Weighted
                              Aggregate       Mortgage Loans by        Average         Average Expected
                          Principal Balance       Aggregate        Initial Loan to   Remaining Maturity
          Type              (In Thousands)    Principal Balance     Value (LTV)           (in mo.)
----------------------------------------------------------------------------------------------------------
30 Year Fixed Rate                  48              6.5%                90.0                 314

Fixed Bi-weekly.......             687             93.5                 73.0                 140
                                 -----            -----
   Total..............           $ 735            100.0%
                                 =====            =====

      The Residential Mortgage Loans in the Company's portfolio bear interest at fixed rates of 7.00% per annum and 8.00% per annum. The weighted average interest rate of these Residential Mortgage Loans is approximately 7.07% per annum.

      The following table contains certain additional data with respect to the interest rates of the Residential Mortgage Loans included in the Company's portfolio:

              INTEREST RATES OF RESIDENTIAL MORTGAGE LOANS
              --------------------------------------------

                                                                                     Percentage of the
                                                         Aggregate Principal        Company's Portfolio
                                      Number of                Balance                 by Aggregate
  Current Interest Rate            Mortgage Loans           (In Thousands)           Principal Balance
---------------------------       ------------------     ---------------------     ----------------------
7.000 - 7.999.............                1                     $ 687                     93.5%
8.000 - 8.249.............                1                        48                      6.5
                                  ------------------     ---------------------     ----------------------
     Total................                2                      $735                    100.0%
                                  ==================     =====================     ======================

      COMMERCIAL MORTGAGE LOANS. The Commercial Mortgage Loans included in the Company's portfolio consist of loans secured by the Commercial Properties located in California. The borrowers of the Commercial Mortgage Loans included in the Company's portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities. The outstanding principal balances of the Commercial Mortgage Loans included in the Company's portfolio ranged from $3,315 to $9.9 million as of December 31, 2001.

      The following table sets forth as of December 31, 2001 certain information with respect to each type of multi-family residential and commercial property underlying each Commercial Mortgage Loan included in the Company's portfolio:

                        TYPE OF COMMERCIAL MORTGAGE LOANS
                        ---------------------------------

                                                            Percentage of
                                                              Commercial         Weighted      Weighted
                                          Aggregate        Mortgage Loans by      Average       Average   Weighted Average
                                      Principal Balance        Aggregate          Initial       Current   Months Remaining
               Type                    (In Thousands)      Principal Balance       LTV(1)       LTV(2)       to Maturity
----------------------------------------------------------------------------------------------------------------------------
Commercial-fixed rate Balloon..                 $52,583          74.4%               60%          58%            80
Commercial ARM balloon.........                  10,888          15.4                57           54             88
Commercial fixed rate..........                   3,078           4.4                62           46             98
Multi-family fixed balloon.....                   2,851           4.0                71           68             63
Multi-family-fixed rate........                   1,302           1.8                73           31             68
                                                -------           ---
  Total........................                 $70,702         100.0%               60           57             81
                                                =======         =====

--------------------------------------------------------------------------------
(1) Represents the ratio of the outstanding principal amount of each Commercial Mortgage Loan at the time of loan origination or modification, if any, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

(2) Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 2001 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if any.

      Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 57.9% are not fully amortizing and will have significant principal balances or "balloon" payments due upon maturity.

      The majority of the Company's Commercial Mortgage Loans bear interest at fixed rates. The interest rates of the fixed rate Commercial Mortgage Loans included in the Company's portfolio range from 8.25% per annum to 11.00% per annum. The weighted average interest rate of these Commercial Mortgage Loans is approximately 8.90% per annum.

      The following table contains certain additional data as of December 31, 2001 with respect to the interest rates of the fixed rate Commercial Mortgage Loans included in the Company's portfolio:

                   INTEREST RATES OF COMMERCIAL MORTGAGE LOANS
                   -------------------------------------------

                                                                                    Percentage of
                                                              Aggregate          Company's Portfolio
                                      Number of           Principal Balance         by Aggregate
        Interest Rate               Mortgage Loans         (In Thousands)         Principal Balance
------------------------------      ---------------       ------------------    ----------------------
 8.250 -  8.499%..........                      4              $ 4,309                   6.1%
 8.500 -  8.749...........                     20               34,015                  48.1
 8.750 -  8.999...........                     13               19,811                  28.0
 9.000 -  9.449...........                     12                3,748                   5.3
 9.500 -  9.999...........                     19                4,806                   6.8
10.000 - 10.449...........                      4                1,178                   1.7
10.500 - 10.999...........                      2                2,709                   3.8
11.000   .................                      2                  126                   0.2
                                    ---------------       ------------------    ----------------------
  Total  .................                     76              $70,702                 100.0%
                                    ===============       ==================    ======================

      ASSET QUALITY. There were no residential or commercial mortgage loans with past due principal and interest payments at December 31, 2001. Delinquencies in prior years were immaterial.

      GEOGRAPHIC DISTRIBUTION. As of December 31, 2001, 100% of the residential real estate properties underlying the Company's Residential Mortgage Loans included in the Company's portfolio are located in southern California. Consequently, these Residential Mortgage Loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards in California (for example, earthquakes, wild fires and mud slides) that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance that borrowers are required to maintain with respect to the Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

      As of December 31, 2001, all of the commercial mortgaged properties underlying the Company's Commercial Mortgage Loans included in the Company's portfolio are located in California. Of the Commercial Mortgage Loans included in the Company's portfolio, approximately 2.6% is secured by real estate located in Northern California and 97.4% is secured by real estate located in Southern California. As a result, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in these areas to make payments of principal and interest on the underlying mortgages. In the event of a natural disaster, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company's current intention to not maintain special hazard insurance to protect against such losses.

      LOAN-TO-VALUE RATIOS; INSURANCE. One of the two Residential Mortgage Loans included in the Company's portfolio as of December 31, 2001 had a Loan-to-Value Ratio of greater than 80% at the time of origination. This loan is not insured under a primary mortgage insurance policy. The mortgagor of each Residential Mortgage Loan is required to maintain a standard hazard insurance policy in an amount equal to the maximum insurable value of the improvements securing such Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less. If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, such Residential Mortgage Loan also may be covered by a flood insurance policy as required by law. No mortgagor bankruptcy insurance will be maintained by the Company with respect to the Residential Mortgage Loans in the Company's portfolio, nor will any Residential, Mortgage Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

      The mortgagor of each of the Commercial Mortgage Loans included in the Company's portfolio is required to maintain a standard hazard insurance policy. If the commercial real estate property securing a Commercial Mortgage Loan is located in a flood zone, such Commercial Mortgage Loan may be covered by a flood insurance policy as required by law. However, as with the Residential Mortgage Loans in the Company's portfolio, no special hazard insurance or mortgagor bankruptcy insurance will be maintained by the Company with respect to the Commercial Mortgage Loans in the Company's portfolio.

FINANCIAL CONDITION

      At December 31, 2001 and 2000, the Company had total assets of $75.3 million and $72.8 million, respectively. As of such dates, $71.2 million or 94.6% and $71.6 million or 98.2% of the Company's assets was comprised of its loan receivables portfolio, net of discounts on loans and the allowance for loan losses. The majority of the Company's loans were acquired from the Bank in 2001. During the years 2001 and 2000, the Company purchased residential mortgage loans with an aggregate principal balance of $69.6 million and $10.2 million, respectively, from the Bank. The weighted average interest rate of the total portfolio at December 31, 2001 and 2000 was 8.76% and 7.60%. At December 31, 2001 and 2000, respectively, due from affiliates aggregated $741,000 and $610,000, accrued interest amounted to $400,000 and $362,000 and the Company maintained a general valuation allowance of $253,000. See Note 3 of the Notes to Financial Statements included in Item 8 below.

      At December 31, 2001 and 2000, the Company's total liabilities amounted to $3.4 million and $44,000, respectively. Stockholders' equity amounted to $72.0 million and $72.8 million, after taking into consideration earnings of $3.3 million and $5.2 million and aggregate dividend payments on the common stock and the preferred stock of $4.2 million and $4.7 million during the years 2001 and 2000, respectively.

RESULTS OF OPERATIONS

      The Company reported net earnings of $3.3 million for the year ended December 31, 2001 as compared to $5.2 million and $5.1 million for the years ended December 31, 2000 and 1999, respectively. The Company declared $3.5 million in dividends on the Company's preferred stock in each of the years 2001, 2000 and 1999. The Company also declared $0.7 million, $1.3 million and $1.7 million in dividends on the Company's common stock in 2001, 2000 and 1999, respectively.

      Total revenues for the year ended December 31, 2001 were $6.2 million as compared to $5.7 million and $5.6 million for periods ended December 31, 2000 and 1999, respectively, primarily attributable to interest earned on the Company's portfolio of mortgage loans. The Company also earned $275,000, $99,000 and $130,000 of interest on deposit accounts in 2001, 2000 and 1999, respectively. A gain on the sale of mortgage loans of $457,000 was recorded in 2001.

      Total expenses for the years ended December 31, 2001, 2000 and 1999 amounted to $411,000, $504,000 and $483,000, respectively. Of this amount, $100,000, $200,000 and $200,000 was paid to the Bank in 2001, 2000, and 1999 as a management fee in accordance with the terms of the Advisory Agreement. The Bank received $134,000, $123,000 and $108,000 in 2001, 2000 and 1999,
respectively, for servicing the Company's mortgage loans. Temple Inland Mortgage Co., which services a portion of the Company's residential mortgage loans, received $25,000, $54,000 and $69,000 in 2001, 2000 and 1999, respectively.

ALLOWANCE FOR LOAN LOSSES

      The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of December 31, 2001, is sufficient to absorb any losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

LIQUIDITY RISK MANAGEMENT

      The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. The Company's principal liquidity needs are to maintain its current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

      To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the independent directors, incur debt for borrowed money in excess of 20% of the Company's total stockholders' equity. Any such debt incurred may include intercompany advances made by the Bank to the Company.

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

      INTEREST RATE RISK. The Company's interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets as of December 31, 2001, based on the information and assumptions set forth in the notes below.

                             Within      Three to     One Year     Three Years      Over
                              Three       Twelve          to           To            Five                   Net Fair
                             Months       Months     Three Years    Five Years      Years        Total       Value
Interest-earning assets
(1):
   Loans receivable (2)
   Single-family loans:
     Fixed                   $   101         $235      $   314       $    85       $    --       $   735    $   735
   Multi-family:
     Fixed rate balloon          188          497          941           569           656         2,851      2,935
     30-year fixed rate          124          333          669           175            --         1,301      1,349
   Commercial R.E.:
     Fixed rate balloon        2,215        6,145       13,272         9,781        21,170        52,583     54,490
     ARM balloon                 458       10,431           --            --            --        10,889     11,086
     30-year fixed rate          186          522        1,180           955           235         3,078      3,140
                             -------      -------      -------       -------       -------       -------    -------

                             $ 3,272      $18,163      $16,376       $11,565       $22,061       $71,437    $73,735
                             -------      -------      -------       -------       -------       -------    -------

(1) Fixed-rate loans are included in periods in which they are scheduled to be repaid, based on scheduled amortization, adjusted in each case to take into account estimated prepayments based on assumptions used by the OTS in assessing interest rate sensitivity.
(2) Amounts disclosed represent outstanding principal balances as of December 31, 2001.

ITEM 7A: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

Statements of Financial Condition--December 31, 2001 and 2000...............  32

Statements of Earnings--Years ended December 31, 2001, 2000 and 1999........  33

Statements of Changes in Stockholders' Equity--Years ended December 31,
       2001, 2000 and 1999................................................... 34

Statements of Cash Flows--Years ended December 31, 2001, 2000, and 1999...... 35

Notes to Financial Statements................................................ 36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
People's Preferred Capital Corporation:

      We have audited the accompanying statements of financial condition of People's Preferred Capital Corporation as of December 31, 2001 and 2000, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People's Preferred Capital Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP




February 25, 2002
Los Angeles, California

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                     -----------------     -----------------
ASSETS:
    Cash and cash equivalents ......................................      $  2,946              $    304
    Mortgage loans, net (Note 3) ...................................        71,245                71,571
    Due from affiliate (Note 6) ....................................           741                   610
    Accrued interest receivable ....................................           400                   362
                                                                          --------              --------
        Total assets ...............................................      $ 75,332              $ 72,847
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable and accrued liabilities ...........................      $    935              $     44
Accrued taxes payable ..............................................         2,431                    --
                                                                          --------              --------
        Total liabilities ..........................................         3,366                    44

    Commitments and contingencies ..................................            --                    --

Stockholders' equity:
    Preferred stock, par  value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued and outstanding
        1,426,000 shares, liquidation value $35,650 ................            14                    14
    Common stock, par value $.01 per share, 4,000,000 shares
        authorized: 10,000 shares issued and outstanding ...........            --                    --
    Additional paid-in capital .....................................        72,075                72,075
    (Accumulated deficit)/Retained earnings ........................          (123)                  714
                                                                          --------              --------
    Total stockholders' equity .....................................        71,966                72,803
                                                                          --------              --------
    Total liabilities and stockholders' equity .....................      $ 75,332              $ 72,847
                                                                          ========              ========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                              2001          2000          1999
                                              ----          ----          ----
Revenues:
Interest on mortgage loans ...........      $  5,449      $  5,595      $  5,491
Interest on deposits .................           275            99           130
Gain on sale of loans ................           457            --            --
                                            --------      --------      --------
Total revenues .......................         6,181         5,694         5,621

Expenses:
Loan servicing fees (Note 6) .........           159           177           177
Advisory fees (Note 7) ...............           100           200           200
Professional fees ....................           112            88            76
Other ................................            40            39            30
                                            --------      --------      --------
      Total expenses .................           411           504           483
                                            --------      --------      --------

Earnings before income taxes .........         5,770         5,190         5,138
 Income taxes (Note 5) ...............         2,431            --            --
                                            --------      --------      --------

      Net earnings ...................      $  3,339      $  5,190      $  5,138
                                            ========      ========      ========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     No. of
                                     Preferred                 No. of Common                              Retained
                                      Shares       Series A     Shares, par                 Additional    Earnings        Total
                                   Par value .01   Preferred   value .01 per    Common        Paid-in      (Accum.      Stockholder
                                     per share       Stock         share        Stock         Capital      Deficit)       Equity
                                   -------------   ---------   -------------   ---------    ----------    ----------    -----------
Balance at December 31, 1998         1,426,000       $ 14           10,000     $      --     $  72,075     $     274     $  72,363

Net earnings                                --         --               --            --            --         5,138         5,138
Preferred dividends                         --         --               --            --            --        (3,476)       (3,476)
Common dividends                            --         --               --            --            --        (1,674)       (1,674)
                                     ---------       ----        ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1999         1,426,000         14           10,000            --        72,075           262        72,351
                                     ---------       ----        ---------     ---------     ---------     ---------     ---------
Net earnings                                --         --               --            --            --         5,190         5,190
Preferred dividends                         --         --               --            --            --        (3,476)       (3,476)
Common dividends                            --         --               --            --            --        (1,262)       (1,262)
                                     ---------       ----        ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000         1,426,000         14           10,000            --        72,075           714        72,803
                                     ---------       ----        ---------     ---------     ---------     ---------     ---------
Net earnings                                --         --               --            --            --         3,339         3,339
Preferred dividends                         --         --               --            --            --        (3,476)       (3,476)
Common dividends                            --         --               --            --            --          (700)         (700)
                                     ---------       ----        ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2001         1,426,000       $ 14           10,000     $      --     $  72,075     ($    123)    $  71,966
                                     =========       ====        =========     =========     =========     =========     =========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                           2001          2000          1999
                                                           ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                             $  3,339      $  5,190      $  5,138
(Increase)/Decrease in accrued interest receivable            (38)            9           111
(Increase)/Decrease in due from affiliates                   (131)           47           620
Increase in accounts payable and accrued liabilities        2,453             2            --
                                                         --------      --------      --------
Net cash provided by operating activities                   5,623         5,248         5,869
                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans, net of discount               (69,559)       (9,691)      (16,185)
Purchase of accrued interest receivable                      (270)          (40)          (72)
Mortgage loan principal repayments                         10,608         8,566        15,196
Sale of mortgage loans, net of discount                    60,004            --            --
Gain on sale of mortgage loans                               (457)           --            --
                                                         --------      --------      --------
Net cash provided by (used in) investing activities           326        (1,165)       (1,061)
                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid                             (2,607)       (3,476)       (3,476)
Common stock dividends paid                                  (700)       (1,262)       (1,674)
                                                         --------      --------      --------
Net cash used in financing activities                      (3,307)       (4,738)       (5,150)
                                                         --------      --------      --------

Net increase (decrease) in cash and cash equivalents        2,642          (655)         (342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                304           959         1,301
                                                         --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  2,946      $    304      $    959
                                                         ========      ========      ========

OTHER NON CASH FINANCING ACTIVITIES
  Dividends declared, not paid                           $    869      $      0      $      0
                                                         ========      ========      ========

See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

      People's Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring, holding and managing mortgage loans secured by real estate assets. The Company's outstanding common stock is wholly owned by California National Bank (the "Bank"), a national banking association.

      On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of People's Bank of California, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger by and among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), dated as of December 8, 2000 and amended as of March 5, 2001, provided for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. At a special meeting of PBOC's shareholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. The merger was consummated on April 30, 2001. FBOP subsequently merged People's Bank of California and its subsidiaries, including the Company, into its wholly owned subsidiary California National Bank as of November 13, 2001.

      The Company commenced its operations on October 3, 1997 with the consummation of an initial public offering of 1,426,000 shares of Series A Preferred Shares, $0.01 par value, which raised $33.3 million, net of underwriting and offering expenses of $2.4 million. The Series A Preferred Shares are traded on the NASDAQ National Market. Additional expenses incurred relative to the offering and the formation of the Company were borne by People's Bank of California. Concurrent with the issuance of the Series A Preferred Shares, People's Bank of California contributed additional capital to the Company of $38.8 million after reimbursement for offering expenses of $426,000.

      If the appropriate federal regulatory agency so directs, each Series A Preferred Share will be exchanged automatically (the "Automatic Exchange") for one newly issued preferred share of the Bank. The instances in which this might occur are as follows: (i) the Bank becomes undercapitalized under the prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal agency anticipates the bank becoming undercapitalized in the near future. In the event of the Automatic Exchange, the Bank preferred shares would constitute a new series of preferred shares of the Bank, and would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that (i) the Bank preferred shares would not be listed on a national stock exchange or national quotation system, and would rank on an equal basis in terms of cash dividend payments and liquidation preference with any shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

      The Series A Preferred Shares are redeemable as a result of the change in control discussed above. At any time at the option of the Company, the Series A Preferred Shares may be redeemed for cash, in whole, at the redemption price of
(i) $25.00, plus (ii) an amount equal to any authorized, declared and unpaid dividends, to the date fixed for redemption, without interest, and the additional dividends that would be payable for the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption plus (iii) an applicable premium. Any redemption of Series A Preferred Shares is subject to compliance with applicable regulatory and other restrictions.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      The Company has entered into servicing agreements with the Bank to service the Company's mortgage loan assets.

      As the Company's common stock is wholly owned by the Bank, earnings per share data is not presented

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Residential and commercial mortgages consist of fixed rate and adjustable rate mortgages. The Company's commercial loan portfolio includes fixed rate mortgages which do not fully amortize and have a balloon payment due.

(b)   Allowance for Loan Losses:

      The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge- offs (net of recoveries). Management's periodic valuation of the adequacy of the allowance is based on such factors as the Bank's and the Company's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

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

(d)   Income Taxes:

      By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, retroactive to the start of the year. Because FBOP is a privately-owned corporation, we no longer satisfy the "five or fewer" test which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to the consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

      By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $2,431,000 for the year ended December 31, 2001. Distributions to stockholders are not deductible by us nor are they required to be made. In such event, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the "Code"), corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profit attributable to the period during which we failed to qualify.

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

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3-MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2001 and 2000, net mortgage loans consisted of the following (in thousands):

                                           DECEMBER 31, 2001   DECEMBER 31, 2000
                                           -----------------   -----------------
Single-family mortgage loans ............        $    735           $ 65,159
Multi-family loans ......................           4,153              2,098
Commercial loans ........................          66,549              5,137
                                                 --------           --------
Total loans, gross ......................          71,437             72,394
Discount/premium on loans ...............              61               (570)
Allowance for loan losses ...............            (253)              (253)
                                                 --------           --------
Total loans, net ........................        $ 71,245           $ 71,571
                                                 ========           ========

      There was no activity in the allowance for loan losses which had a balance of $253,000 at the beginning and end of each year.

      Non-accrual loans were $0 and $52,000 at December 31, 2001 and 2000, respectively. If loans which were on non-accrual at December 31, 2001 and 2000 had performed in accordance with the terms for the year, interest income from these loans would have been $0 and $5,000, respectively. Interest collected on these loans for these years was $0 and $3,000, respectively.

      The Company's gross impaired loans were $0, $52,000 and $0 as of December 31, 2001, 2000 and 1999, respectively. The average impaired loans for the years then ended were $0, $13,000, and $15,000. Interest income recognized related to these loans was $0, $2,000 and $0 for 2001, 2000 and 1999, respectively.

      As of December 31, 2001, all of the real estate properties underlying the mortgage loans included in the Company's portfolio were located in California. 100% of the residential mortgage loans included in the Company's portfolio as of December 31, 2001 were secured by real estate located in southern California. Of the multi-family and commercial loans included in the Company's portfolio, approximately 2.6% were secured by real estate located in northern California and 97.4% were secured by real estate located in southern California.

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

NOTE 4-DIVIDENDS

Holders of Series A Preferred Shares are entitled to receive, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, noncumulative dividends at a rate of

                     PEOPLE'S PREFERRED CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4-DIVIDENDS (CONTINUED)

9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable in arrears on the last day of March, June, September and December. Dividends for each of the years ended December 31, 2001, 2000 and 1999 to holders of the Series A Preferred Shares totaled approximately $3.5 million per year, or $2.44 per share.

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

      Dividends on common stock are paid when, as and if authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $0.7 million, $1.3 million and $1.7 million common dividends paid for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5-INCOME TAXES

      Income taxes for the year ended December 31, 2001 were as follows (dollars in thousands):

                                                          2001
Current:
Federal                                                  $1,804
State                                                       627
                                                         ------
  Total Current                                          $2,431
                                                         ======

      The differences between the effective tax rate and the statutory Federal income tax rate of 35% are summarized below.

Federal income taxes at statutory rate                   $2,019
Items affecting income tax:
    State income taxes                                      408
    Other items, net                                          4
                                                         ------

    Actual income taxes                                  $2,431
                                                         ======

NOTE 6-RELATED PARTY TRANSACTIONS

The Company entered into servicing agreements with the Bank pursuant to which the Bank performs the servicing of the commercial and single-family residential mortgage loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% per year of the outstanding principal balances of the commercial and single-family residential mortgages.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 6-RELATED PARTY TRANSACTIONS (CONTINUED)

Servicing fee expense paid to the Bank totaled $134,000 for the year ended December 31, 2001 compared to $123,000 and $108,000 for the periods ended December 31, 2000 and 1999, respectively. Until June 2001, a portion of the Company's residential mortgage loans was serviced by Temple Inland Mortgage Corporation through a sub-servicing arrangement at the Bank. The servicing fee was 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the year ended December 31, 2001 was $25,000 compared to $54,000 and $69,000 for the periods ended December 31, 2000 and 1999, respectively.

      In its capacity as servicer, the Bank holds mortgage loan payments received on behalf of the Company in custodial accounts. The balance of such accounts totaled $741,000 and $610,000 at December 31, 2001 and 2000, respectively, and was recorded as Due From Affiliate. Such payments were passed through to the Company in January as provided in the servicing agreement.

      As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends.

NOTE 7-MANAGEMENT/ADVISORY FEES

      The Company has an advisory contract with the Bank for an initial term of five years which will be renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the advisor by the Company. The annual advisory fee is $200,000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors. As of June 2001, the Bank agreed to waive its fees under the Advisory Agreement. Total advisory fees of $100,000 $200,000 and $200,000 were paid to the Bank for the three years ended December 31, 2001, 2000 and 1999.

NOTE 8-FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair value of the Company's financial instruments consisted of the following at December 31, 2001 and 2000 (dollars in thousands):

                                         2001                      2000
                                 Carrying       Fair       Carrying       Fair
                                  Value        Value        Value        Value
                                 -----------------------------------------------
FINANCIAL ASSETS:

Cash and cash equivalents ...    $  2,946     $  2,946     $    304     $    304
Mortgage loans, net .........      71,245       73,544       71,571       72,119
Due from Affiliate ..........         741          741          610          610

      The following methods and assumptions were used to estimate the fair value of the each type of financial instrument:

      Cash and cash equivalents-The carrying value approximates the fair value for cash and short-term investments.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 8-FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

      Mortgage loans-For residential real estate loans, fair value is estimated by discounting projected future cash flows at the current market interest rates for mortgage-backed securities collateralized by loans of similar coupon, duration and credit risk, adjusted for differences in market interest rates between loans and securities. The fair value of commercial real estate loans is estimated by discounting the future cash flows using the current interest rates at which loans with similar terms would be made on property and to borrowers with similar credit and other characteristics and with similar remaining terms to maturity.

      Due from affiliate-The carrying value approximates the fair value for due from affiliate.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

      DIRECTORS AND EXECUTIVE OFFICERS. The Company's Board of Directors is composed of eight members, three of whom are Independent Directors. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or any affiliate of the Bank. These directors will serve until their successors are duly elected and qualified. There is no current intention to alter the number of directors comprising the Board of Directors. Certain actions by the Company require the prior approval of a majority of Independent Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to take into account the interests of the holders of both the Preferred Stock, including the Series A Preferred Shares, and the Common Stock in assessing the benefit to the Company of any proposed action requiring their approval. Pursuant to the Articles of Incorporation, the Independent Directors are required to consider the interests of the holders of both the Common Stock and the Preferred Stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four officers, all of whom are Bank officers. The Company has no other employees and does not anticipate that it will require additional employees.

The persons who were directors and executive officers of the Company as of December 31, 2001 are as follows:

  NAME                      AGE(1)        POSITION AND OFFICES HELD
Michael Kelly                 56          Chairman and Director
Robert Heskett                54          Director
Gregory Mitchell              45          Chief Executive Officer and Director
Michael Dunning               49          Director
Leona Gleason                 52          Director
Gerald Rogers                 69          Director
Joel Bernick                  63          Director
John Case                     71          Director

(1) As of December 31, 2001.

      Set forth below is information with respect to the principal occupations during the last five years of the Company's directors and officers.

      MICHAEL KELLY. Mr. Kelly is FBOP Corporation's Chairman of the Board and Chief Executive Officer. Mr. Kelly became Chairman and President of FBOP Corporation in 1981, transforming the once troubled $80 million single bank holding company into a top performing $10 billion multi-bank holding company with 74 offices located primarily in four geographic areas. Prior to joining FBOP Corporation, Mr. Kelly was the Division head of Commercial Lending at Norwest Bank, Minneapolis.

      ROBERT HESKETT. Mr. Heskett is FBOP Corporation's President and is a Director of the Corporation. Mr. Heskett joined the FBOP Corporation in 1994 when the organization was $750 million in total assets. Prior to joining FBOP Corporation, Mr. Heskett was an Executive Vice President of River Forest Bancorp (now Corus Bancorporation) where he worked for eighteen years.

      GREGORY MITCHELL. Mr. Mitchell joined California National Bank and People's Preferred Capital Corporation on June 15, 2001 as its President. Prior to joining California National Bank, Mr. Mitchell was a Principal with Hovde Financial where he was responsible for the formation and management of its West Coast investment banking, financial advisory, and fund management practice. Mr. Mitchell also has a significant regulatory background acquired through ten years of service with the Federal Home Loan Bank of San Francisco and the Office of Thrift Supervision. Mr. Mitchell was an Accredited Thrift Regulator.

      MICHAEL DUNNING. Mr. Dunning is a Senior Vice President and the Chief Financial Officer of FBOP Corporation. A twenty-five year banking veteran, Mr. Dunning joined FBOP Corporation in 1988 when the Corporation was $120 million in total assets. Prior to the joining the Corporation, Mr. Dunning was a Senior Vice President for First of America, Kalamazoo, Michigan where he worked for five years.

      LEONA GLEASON. Ms. Gleason is Senior Vice President - Retail Banking for FBOP Corporation. Ms. Gleason joined the Corporation in 1996 and has played a critical role in the successful retail and operational transformation of ten acquired institutions. Prior to joining FBOP Corporation, Ms. Gleason was the Senior Vice President of River Forest Bancorp (now Corus Bancorporation) where she worked for nineteen years.

      GERALD K. ROGERS. Mr. Rogers is a director of the Company since 2001 and a member of the Audit Committee. Mr. Rogers also serves on the Board of Directors of Regency Savings Bank, a subsidiary of FBOP Corporation and is a member of the FBOP Corporation Audit Committee. Mr. Rogers retired in 1991. Prior to his retirement, Mr. Rogers was the Chief Executive Officer of Regency Savings Bank for 21 years.

      JOEL S. BERNICK. Mr. Bernick is a director of the Company since 2001 and is the Chairman of the Audit Committee. Mr. Bernick also serves on the Board of Directors of First Bank of Oak Park, a subsidiary of FBOP Corporation and is the Chairman of the FBOP Corporation Audit Committee. Mr. Bernick has been retired since 1999. Prior to his retirement, Mr. Bernick was the president of CC Shops, Inc. a 28 store franchisee operation of "The Barbers," Hairstyling for Men and Women, Inc. Mr. Bernick sold CC Shops, Inc. in 1999 to Regis Corporation, the world's largest hair cutting company. Mr. Bernick is also a Certified Public Accountant.

      JOHN J. CASE. Mr. Case, a director of the Company since 2001, is a member of the Audit Committee. Mr. Case also serves on the Board of Directors of Regency Savings Bank, a subsidiary of FBOP Corporation. Mr. Case is the President of Arginetics, Inc. and has served in that capacity since 1972. Mr. Case is also currently serving as the Chairman of PACE Suburban Bus Board of Directors and has served in that capacity since 1999. Mr. Case has also served in various other capacities, including Chairman, of the Dupage County Board of Directors.

AUDIT COMMITTEE

      The Company has established an audit committee which will review the engagement and independence of the Company's auditors. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee currently consists of Messrs. Rogers, Bernick and Case.

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

LIMITATIONS ON LIABILITY OF DIRECTORS AND OFFICERS

      The Company's Articles of Incorporation eliminate, to the fullest extent permitted by the Maryland General Corporation Law ("MGCL"), the personal liability of a director to the Company or its stockholders for monetary damages for breach of the director's fiduciary duty. The Articles of Incorporation empower the Company to indemnify, to the fullest extent permitted by the MGCL, any of the Company's directors or officers. The Articles of Incorporation also allow the Company to purchase and maintain insurance to protect any director or officer against any liability asserted against him or her incurred by him or her, arising out of his or her status as such.

      The Company's bylaws (the "Bylaws") require indemnification of its directors and officers and specify that the right to indemnification is a contract right, setting forth certain procedural and evidentiary standards applicable to the enforcement of a claim under the Bylaws. The Bylaws also entitle any director or officer to be reimbursed for the expenses of defending any claim against him or her arising out of his or status as such. The Bylaws also provide that the Company may enter into contracts with any director or officer to further the indemnification provisions contained in the Bylaws and allow the Company to create a trust fund to ensure payment of amounts indemnified.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 2001, there were 10,000 shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company's outstanding Common Stock as of that date.

                              NAME AND ADDRESS                  AMOUNT AND NATURE OF         PERCENT
TITLE OF CLASS                OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         OF CLASS
Common Stock                  California National Bank                  10,000                 100%
                              221 South Figueroa Street
                              Los Angeles, California 90012

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial and single-family residential mortgage loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $134,000 for 2001, $123,000 for 2000 and $108,000 for 1999. See Part 1, Item I -
"Servicing."

      In its capacity as servicer, the Bank holds in custodial accounts at the Bank mortgage loan payments received on behalf of the Company. The balance of such accounts totaled $741,000 and $610,000 at December 31, 2001 and December 31, 2000 and was included in Due from Affiliate. Such payments were passed through to the Company in January as provided in the servicing agreement. As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were $700,000 of common dividends paid during the year ended December 31, 2001.

      The Company has an advisory contract with the Bank for an initial term of five years which is automatically renewed for additional five-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The annual advisory fee is $200,000. Total advisory fees of $100,000 were paid to the Bank during 2001. As of June 30, 2001, the Advisor agreed to forego collection of its management fee and expects this arrangement to continue in the future. See Part 1, Item I - "Management Policies and Programs-Advisory Agreement."

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8- K

No Current Reports on Form 8-K were filed during the year of 2001.

EXHIBIT INDEX

EXHIBIT   DESCRIPTION
----------------------

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

4         Specimen of certificate representing Series A Preferred Shares.*

10(a) Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(a)(1) Amendment to Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(b) Commercial Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(c) Residential Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(d) Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(e)     Advisory Agreement between the Company and the Bank.**

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

                                              PEOPLE'S PREFERRED
                                              CAPITAL CORPORATION


Date: March 19, 2002                               By:/s/ Michael Kelly
                                              ------------------------------
                                              Michael Kelly
                                              CHAIRMAN AND DIRECTOR

      Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                             TITLE               DATE

/s/ MICHAEL KELLY                   Chairman and Director       March 19, 2002
------------------------
        Michael Kelly

/s/ ROBERT HESKETT                  Director                    March 19, 2002
------------------------
        Robert Heskett

/s/ GREGORY MITCHELL                Chief Executive Officer     March 19, 2002
------------------------            and Director
        Gregory Mitchell

/s/  MICHAEL DUNNING                Director                    March 19, 2002
------------------------
        Michael Dunning

/s/  LEONA GLEASON                  Director                    March 19, 2002
------------------------
        Leona Gleason

/s/ GERALD ROGERS                   Director                    March 19, 2002
------------------------
        Gerald Rogers

/s/ JOEL BERNICK                    Director                    March 19, 2002
------------------------
        Joel Bernick

/s/ JOHN CASE                       Director                    March 19, 2002
------------------------
        John Case