Form 10-Q
period 2002-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 2002-05-15
CIK 1042024

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

                  For the quarterly period ended March 31, 2002

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


                             221 S. Figueroa Street
                          Los Angeles, California 90012
                                 (213) 443-1400


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

                CLASS                          SHARES OUTSTANDING MARCH 31, 2002
                -----                          ---------------------------------
      Common Stock, $0.01 par value                        10,000
Series A Preferred Shares, $0.01 par value              1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                       MARCH 31, 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                       3

                  Statements of Financial Condition - March 31, 2002
                  and December 31, 2001                                                                      3

                  Statements of Earnings - For the three months ended March 31,
                  2002 and 2001                                                                              4

                  Statements of Cash Flows - For the three months ended March 31,
                  2002 and 2001                                                                              5

                  Notes to Financial Statements                                                              6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                           8

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                               14

PART II  OTHER INFORMATION

         Item 1:  Legal Proceedings                                                                         15

         Item 2:  Changes in Securities and Use of Proceeds                                                 15

         Item 3:  Defaults on Senior Securities                                                             15

         Item 4:  Submission of Matters to a Vote of Security Holders                                       15

         Item 5:  Other Information                                                                         15

         Item 6:  Exhibits and Reports on Form 8-K                                                          15

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           March 31,      December 31,
                                                                             2002            2001
                                                                           --------       ------------
ASSETS:
     Cash and cash equivalents                                             $  4,398         $  2,946
     Mortgage loans, net (Note 2)                                            68,441           71,245
     Due from affiliate                                                         564              741
     Accrued interest receivable                                                482              400
     Other assets                                                                18             --
                                                                           --------         --------
         Total assets                                                      $ 73,903         $ 75,332
                                                                           ========         ========

LIABILITIES:
     Accounts payable and accrued liabilities                                   936              935
     Accrued taxes payable                                                    1,042            2,431
                                                                           --------         --------

         Total liabilities                                                    1,978            3,366
                                                                           --------         --------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued
       and outstanding 1,426,000 shares, liquidation value $ 35,650              14               14
     Common stock, par value $.01 per share, 4,000,000 shares
       authorized: 10,000 shares issued and outstanding                        --               --
     Additional paid-in capital                                              72,075           72,075
     Accumulated deficit                                                       (164)            (123)
                                                                           --------         --------
         Total stockholders' equity                                          71,925           71,966
                                                                           --------         --------
         Total liabilities and stockholders' equity                        $ 73,903         $ 75,332
                                                                           ========         ========

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     2002          2001
                                                    ------        ------
REVENUES:
     Interest on mortgage loans                     $1,521        $1,423
     Interest on cash equivalents                       --            15
                                                    ------        ------
         Total revenues                              1,521         1,438
                                                    ------        ------

EXPENSES:
     Servicing fees                                     40            45
     Advisory fees                                      --            50
     Professional fees                                  32            24
     Other                                              11             9
                                                    ------        ------
         Total expenses                                 83           128
                                                    ------        ------
     Net earnings before Provision for
      Income Taxes                                   1,438         1,310
                  Provision for Income Taxes           611            --
                                                    ------        ------

         Net Earnings                               $  827        $1,310
                                                    ======        ======


                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                        2002            2001
                                                                       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                      $   827         $ 1,310
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       (Increase) decrease in accrued interest receivable                  (82)             19
       Decrease in due from affiliate                                      177               1
       Increase in other assets                                            (18)             (9)
       Decrease in accounts payable and accrued liabilities             (1,387)            (20)
                                                                       -------         -------
        Net cash provided by operating activities                         (483)          1,301
                                                                       -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loan sale proceeds                                                    --              --
      Loan purchases, net of premium (discount)                             --              --
      Mortgage loan principal repayments                                 2,804           2,425
                                                                       -------         -------
     Net cash (used in) provided by investing activities                 2,804           2,425
                                                                       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid                                       (869)           (869)
     Common stock dividends paid                                            --            (700)
                                                                       -------         -------
     Net cash used in financing activities                                (869)         (1,569)
                                                                       -------         -------

Net increase in cash and cash equivalents                                1,452           2,157
Cash and cash equivalents at beginning of period                         2,946             304
                                                                       -------         -------
Cash and cash equivalents at end of period                             $ 4,398         $ 2,461
                                                                       =======         =======


                 See accompanying Notes to Financial Statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

       People's Preferred Capital Corporation (the "Company") was originally a real estate investment trust ("REIT") that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments. All of our common stock is owned by California National Bank (the "Bank"). We expect that all of our mortgage assets will be acquired from the Bank or purchased from other companies that are not affiliated with us. To date, all of our mortgage assets have been acquired from our parent.

       On December 8, 2000, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of People's Bank of California, agreed to merge with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. The terms of the Agreement and Plan of Merger among PBOC, FBOP and FBOP Acquisition Company ("Acquisition"), as dated December 8, 2000 and amended on March 5, 2001, provided for the merger of Acquisition, a Delaware corporation and wholly-owned subsidiary of FBOP, with and into PBOC, with PBOC continuing as the surviving corporation and a wholly-owned subsidiary of FBOP. At a special meeting of PBOC's stockholders held on April 19, 2001, its stockholders approved, by the requisite vote required by law, the Agreement and Plan of Merger, as amended, between PBOC, FBOP and FBOP Acquisition Company. The merger was consummated on April 30, 2001. FBOP merged People's Bank of California and its subsidiaries, including the Company, into its wholly owned subsidiary, California National Bank, on November 13, 2001.

       WE HAVE FAILED TO CONTINUE TO QUALITY AS REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, retroactive to the beginning of 2001. Because FBOP is a privately owned corporation, we no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

       By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $611,000 for the three months ended March 31, 2002. Distributions to stockholders are not deductible by us nor are we required to make them. If made, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

       SERIES A PREFERRED SHARES. In September 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares which, to the extent issued, will have parity with respect to the Series A shares. The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

       The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

       The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 2001 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. All terms used but not defined elsewhere in this report have meanings ascribed to them in the Annual Report on Form 10-K filed with the SEC on March 26, 2002.

NOTE 2 - MORTGAGE LOANS, NET

Mortgage loans, net, consisted of the following (in thousands):

                                            March 31, 2002      December 31, 2001
                                            --------------      -----------------
1-4 unit residential mortgage loans            $    724             $    735
Multi-family and commercial loans                67,916               70,702
                                               --------             --------
                                                 68,640               71,437
Premium/(discount) on loans                          54                   61
Allowance for loan losses                          (253)                (253)
                                               --------             --------
     Total mortgage loans, net                 $ 68,441             $ 71,245
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

       THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, SUBSTANTIAL CHANGES IN MARKET INTEREST RATES, CREDIT AND OTHER RISKS OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCES OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


INFORMATION RELATING TO THE IMPACT OF FBOP'S ACQUISITION OF PBOC

       WE HAVE FAILED TO CONTINUE TO QUALIFY AS A REIT. By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, which is retroactive to the beginning of 2001. Because FBOP is a privately owned corporation, we no longer satisfy the "five or fewer test," which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC's public stockholders.

       By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $611,000 for the three months ended March 31, 2002. Distributions to stockholders are not deductible by us nor are we required to make them. If distributions to stockholders are made, all distributions, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

OVERVIEW

       Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At March 31, 2002, we had total assets of $73.9 million, total liabilities of $2.0 million and total stockholders' equity of $71.9 million. As of March 31, 2002, $68.7 million or 92.9% of our assets were comprised of mortgage loans. At March 31, 2002, our loan portfolio contained 2 residential mortgage loans, representing approximately 1.1% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 74 commercial mortgage loans, representing approximately 98.9% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $0.7 million or 1.1% of our mortgage loans at this date were secured by single-family (one-to-four unit) residential properties with a weighted average yield of 6.82% and $68.0 million or 98.9% of our mortgage loans were secured by multi-family residential and commercial properties with a weighted average yield of 8.52%. The overall yield on our portfolio as of March 31, 2002 and December 31, 2001 was 8.51% and 8.76%, respectively.

       Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through March 31, 2002 have been acquired from our parent (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans to purchase mortgage assets from unaffiliated third parties. From time to time we also may acquire mortgage-backed securities and a limited amount of non-mortgage related securities.

       Our board of directors is composed of eight members, five of whom are employees of California National Bank or FBOP Corporation and three who are independent directors. In addition, we currently have four officers, all of whom are officers of California National Bank. We have no other employees and do not anticipate that we will require additional employees.


A summary of Selected Financial Data for the Company is as follows (dollars in thousands):

                                          For the Three Months
                                             Ended March 31,
                                         ------------------------
                                          2002              2001
                                         ------            ------
STATEMENTS OF EARNINGS:
   Interest on mortgage loans            $1,521            $1,423
   Total revenues                         1,521             1,438
   Net earnings                             827             1,310

                                                     At March 31,      At December 31,
                                                        2002                 2001
                                                     ------------      ---------------
STATEMENTS OF FINANCIAL CONDITION:
   Mortgage loans, net                                 $68,441             $71,245
   Total assets                                         73,903              75,332
   Total stockholders' equity                           71,925              71,966
   Weighted average yield on mortgage loans               8.51%               8.76%


       RESIDENTIAL MORTGAGE LOANS. The following table as of March 31, 2002 presents certain information about each type of residential mortgage loan included in the Company's portfolio (dollars in thousands):


                                         TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                   Average
                                                                   Average        Remaining           Average
                              Principal         Percentage          Initial         Term             Net Note
           Type                Balance         of Portfolio          LTV         (in months)           Rate
--------------------------- --------------- ------------------- --------------- --------------- ------------------
Bi-weekly - fixed......        $   675             93.3%             73.3            139               6.75%
30 year fixed rate.....             49              6.7              89.8            316               7.75
                               -------           ------              ----            ---               ----
                               $   724            100.0%             74.4            151               6.82%
                               =======           ======              ====            ===               ====

       The residential mortgage loans included in our portfolio are both fixed rate loans. The fixed-rate residential mortgage loans in our portfolio bear interest at 6.75% and 7.75%, net of servicing fees. At March 31, 2002, the weighted average net interest rate of our residential mortgage loans was 6.82% per annum.

       COMMERCIAL MORTGAGE LOANS. The following table sets forth as of March 31, 2002 certain information regarding each type of commercial mortgage loan included in the Company's portfolio (dollars in thousands):

                              TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                               Average
                                                                   Average    Remaining    Average
                                       Principal    Percentage     Initial      Term       Net Note
                  Type                  Balance    of Portfolio      LTV     (in months)     Rate
-------------------------------------   -------    ------------    --------  -----------   -------

Commercial fixed rate balloon           $52,378          77.1%        60.1         78         8.56%
Commercial fixed rate                     3,025           4.4         62.4         97         8.67
Commercial adjustable rate balloon       10,844          16.0         56.8         86         8.25
Multi-family fixed rate balloon             477            .7         26.0         58         9.53
Multi-family fixed rate                   1,192           1.8         73.3         66         8.25
                                        -------       -------      -------    -------      -------
                                        $67,916         100.0%        59.7         80         8.52
                                        =======       =======      =======    =======      =======

       Of the commercial mortgage loans included in our portfolio, 43 or approximately 58% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

       All but two of the commercial mortgage loans included in our portfolio at March 31, 2002 bear interest at fixed rates. The interest rates of the fixed-rate commercial mortgage loans range from 8.25% per annum to 11.00% per annum. The interest rates of the two adjustable rate commercial mortgage loans are both currently 8.25% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at March 31, 2002 was approximately 8.52% per annum.

ASSET QUALITY

       There were no past due residential mortgage loans and one past due commercial mortgage loan at March 31, 2002. There were no past due loans as of December 31, 2001. The following table presents past due mortgage loans as of March 31, 2002 and December 31, 2001.

                                               March 31, 2002                             December 31, 2001
                                    -------------------------------------      --------------------------------------
                                                            % of Mortgage                               % of Mortgage
                                    No. of     Principal        Loan           No. of     Principal         Loan
       Days Past Due                Loans       Balance       Portfolio        Loans       Balance        Portfolio
---------------------------         -----       -------       ---------        -----       -------        ---------
30 to 59 days past due                 1        $ 1,466          2.1%            --         $ --             --%
60 to 89 days past due                --             --           --             --           --             --
120 days and over past due            --             --           --             --           --             --

ALLOWANCE FOR LOAN LOSSES

       We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At March 31, 2002, the allowance for loan losses amounted to $253,000 or 0.4% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of March 31, 2002 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

       At March 31, 2002 and December 31, 2001, we had total assets of $73.9 million and $75.3 million, respectively. As of March 31, 2002, $68.7 million or 92.9% of our assets was comprised of mortgage loans, gross of the allowance for loan losses.

       During the three months ended March 31, 2002, we did not purchase any additional mortgage loans from the Bank or third parties. During the year ended December 31, 2001, we purchased additional mortgage loans with an aggregate principal balance of $69.6 million from the Bank. During the three months ended March 31, 2002 and the year ended December 31, 2001, we sold loans totaling $0 and $316,000, respectively, back to the Bank. During the same periods, we sold $0 and $60.0 million, respectively, of residential mortgage loans to an unaffiliated third party. As of March 31, 2002, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $68.0 million of multi-family and commercial mortgage loans. The residential mortgage loans represent 1.1%, and the multi-family and commercial mortgage loans comprise 98.9% of our total portfolio of mortgage loans. As of December 31, 2001, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $70.7 million of commercial mortgage loans, or 1.0% and 99.0% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of March 31, 2002 and December 31, 2001 was 8.51% and 8.76%, respectively. At March 31, 2002, amounts due from affiliates totaled $564,000 compared to $741,000 at December 31, 2001. Accrued interest at March 31, 2002 amounted to $482,000 as compared to $400,000 at December 31, 2001. We maintained an allowance for loan losses of $253,000 at both March 31, 2002 and December 31, 2001.

       At March 31, 2002, our total liabilities amounted to $2.0 million, as compared to $3.4 million at December 31, 2001. This decrease was due to income tax payments. At March 31, 2002, stockholders' equity amounted to $71.9 million, after taking into consideration earnings of $827,000 and aggregate dividend payments on the Series A Preferred Shares of $869,000 during the first three months of 2002. There were no dividends paid on the common stock during the first three months of the year. At December 31, 2001, stockholders' equity amounted to $72.0 million.

RESULTS OF OPERATIONS

       For the three months ended March 31 2002, we reported net earnings of $827,000 compared to $1,310,000 for the three months ended March 31, 2001. Total revenues were $1.5 million for the three months ended March 31, 2002 compared to $1.4 million for the three months ended March 31, 2001. This increase was due to an increase in interest on mortgage loans.

       Advisory fee payments to the Bank totaled $0 and $50,000 during the three month periods ended March 31, 2002 and 2001, respectively. The Bank received $40,000 and $32,000 for servicing our commercial and residential mortgage loans during the three months ended March 31, 2002 and 2001, respectively. TIMC, an unaffiliated third party that serviced a portion of our residential mortgage loans prior to July 2001, received $13,000 in servicing fees during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments and to capitalize on opportunities for our business expansion. Our principal liquidity needs are to maintain our current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature, are sold, or prepay and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual mortgagees and the possible issuance of additional shares of capital stock. The Company has not had and does not anticipate having any material capital expenditures.

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

       We also may issue additional series of preferred stock. However, we may not issue additional shares of preferred stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of preferred stock outstanding at that time. We may not issue additional shares of preferred stock having parity with the Series A Preferred Shares without the prior approval of a majority of our independent directors. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which, if issued, will be parity stock with respect to the Series A Preferred Shares. The Registration Statement was filed on August 9, 1999. The Company currently has no plans to complete the offering of Series B Preferred Shares.

INTEREST RATE RISK

       Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event the borrower sells the real property subject to the mortgage and the loan is not repaid, among other things. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2001 there have been no significant changes in our interest rate risk. In the last year, overall interest rate risk has decreased due to shorter loan maturities and higher weighted average interest rates of the mostly fixed rate multi-family and commercial mortgage loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

                     PEOPLE'S PREFERRED CAPITAL CORPORATION


PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS

                  None

         ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

         ITEM 5:  OTHER INFORMATION

                  None

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

                  No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

         EXHIBIT INDEX

         Exhibit           Description
         -------           -----------

         None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PEOPLE'S PREFERRED CAPITAL CORPORATION



                                  /s/ Gregory A. Mitchell
                                  ------------------------------------
                                  Gregory A. Mitchell
                                  President



                                  /s/ Karen Schoenbaum
                                  ------------------------------------
                                  Karen Schoenbaum
                                  Chief Financial Officer


                                  Date:  May 7, 2002