Form 10-Q
period 2002-06-30
PEOPLES PREFERRED CAPITAL CORP
filed 2002-08-14
CIK 1042024

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

                  For the quarterly period ended June 30, 2002


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

                              YES /X/       NO / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Shares Outstanding June 30, 2002
                    -----                      --------------------------------
        Common Stock, $0.01 par value                         10,000
 Series A Preferred Shares, $0.01 par value                1,426,000

================================================================================

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        JUNE 30, 2002 REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements                                               3

              Statements of Financial Condition - June 30, 2002
              and December 31, 2001                                              3

              Statements of Earnings - For the three months and six months
              ended June 30, 2002 and 2001                                       4

              Statements of Cash Flows - For the six months ended June 30,
              2002 and 2001                                                      5

              Notes to Financial Statements                                      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          9

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                       15

PART II       OTHER INFORMATION

     Item 1:  Legal Proceedings                                                 16

     Item 2:  Changes in Securities and Use of Proceeds                         16

     Item 3:  Defaults on Senior Securities                                     16

     Item 4:  Submission of Matters to a Vote of Security Holders               16

     Item 5:  Other Information                                                 16

     Item 6:  Exhibits and Reports on Form 8-K                                  16

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                                              June 30,      December 31,
                                                                                2002            2001
                                                                            ------------    ------------
ASSETS:
     Cash and cash equivalents...........................................   $     11,673    $      2,946
     Mortgage loans, net (Note 2)........................................         62,319          71,245
     Due from affiliate..................................................             --             741
     Accrued interest receivable.........................................            421             400
     Other assets........................................................             12              --
                                                                            ------------    ------------
         Total assets....................................................   $     74,425    $     75,332
                                                                            ============    ============

LIABILITIES:
     Accounts payable and accrued liabilities............................            936             935
     Accrued taxes payable...............................................          1,634           2,431
                                                                            ------------    ------------

         Total liabilities...............................................          2,570           3,366
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued and outstanding
         1,426,000 shares, liquidation value $ 35,650....................             14              14
     Common stock, par value $.01 per share, 4,000,000 shares authorized:
         10,000 shares issued and outstanding............................             --              --
     Additional paid-in capital..........................................         72,075          72,075
     Accumulated deficit.................................................           (234)           (123)
                                                                            ------------    ------------
         Total stockholders' equity......................................         71,855          71,966
                                                                            ------------    ------------
         Total liabilities and stockholders' equity......................   $     74,425    $     75,332
                                                                            ============    ============

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                         ---------------------------   ---------------------------
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------
REVENUES:
     Interest on mortgage loans.......   $      1,429   $      1,175   $      2,950   $      2,598
     Interest on cash equivalents.....             31            119             31            134
                                         ------------   ------------   ------------   ------------
         Total revenues...............          1,460          1,294          2,981          2,732
                                         ------------   ------------   ------------   ------------

OTHER NON INTEREST INCOME:
      Gain on Sale of Loans...........             --            457             --            457

EXPENSES:
     Servicing fees...................             42             35             82             80
     Advisory fees....................             --             50             --            100
     Professional fees................              9             37             41             61
     Other............................             17             19             27             28
                                         ------------   ------------   ------------   ------------
         Total expenses...............             68            141            150            269
                                         ------------   ------------   ------------   ------------
     Net earnings before Provision for
     Income Taxes.....................          1,392          1,610          2,831          2,920
     Provision for Income Taxes.......            592          1,228          1,204          1,228
                                         ------------   ------------   ------------   ------------
         Net Earnings.................   $        800   $        382   $      1,627   $      1,692
                                         ============   ============   ============   ============

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2002           2001
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings......................................................   $      1,627    $      1,692
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Increase in accrued interest receivable........................            (21)            (32)
        Decrease in due from affiliate.................................            741             486
        Increase in other assets.......................................            (12)             (6)
        (Increase)/decrease in accounts payable and accrued liabilities           (796)          1,204
                                                                          ------------    ------------
        Net cash provided by operating activities......................          1,539           3,344
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan sale proceeds................................................             --          60,028
     Sale of accrued interest..........................................             --             366
     Gain on sale of loans.............................................             --            (457)
     Mortgage loan principal repayments................................          8,926           4,546
                                                                          ------------    ------------
     Net cash provided by investing activities.........................          8,926          64,483
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividends paid....................................         (1,738)         (1,737)
     Common stock dividends paid.......................................             --            (700)
                                                                          ------------    ------------
     Net cash used in financing activities.............................         (1,738)         (2,437)
                                                                          ------------    ------------

Net increase in cash and cash equivalents..............................          8,727          65,390
Cash and cash equivalents at beginning of period.......................          2,946             304
                                                                          ------------    ------------
Cash and cash equivalents at end of period.............................   $     11,673    $     65,694
                                                                          ============    ============

                 See accompanying notes to financial statements.

                     PEOPLE'S PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

     On April 30, 2001, PBOC Holdings, Inc. ("PBOC"), the sole stockholder and holding company of People's Bank of California, merged with FBOP Corporation ("FBOP"), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. FBOP merged People's Bank of California and its subsidiaries, including the Company, into its wholly owned subsidiary, California National Bank, on November 13, 2001.

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

     By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $1,204,000 for the six months ended June 30, 2002. Distributions to stockholders are not deductible by us nor are we required to make them. If made, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

     Distributions to stockholders in excess of current and accumulated earnings and profits would represent a return of capital and generally would not be taxable. For the fiscal year ending December 31, 2002, we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

     FBOP COULD REDEEM SERIES A SHARES. Under our Articles of Incorporation, the Acquisition of PBOC Holdings and its subsidiaries, including People's Preferred Capital Corporation, constitutes a change in control which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Following a change in control, the Series A Preferred Shares are redeemable prior to October 15, 2002, in whole but not in part, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. On or after October 15, 2002, the Series A Preferred Shares may be redeemed, in whole or in part, at any time. We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

     SERIES B PREFERRED SHARES. In September 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our "Series A Preferred Shares") at an offering price of $25.00 per share. Subsequently, our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") for the issuance of Series B Preferred Shares which, to the extent issued, will have parity with respect to the Series A shares. The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

     The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NOTE 2 - MORTGAGE LOANS, NET

Mortgage loans, net, consisted of the following (in thousands):

                                        June 30,      December 31,
                                          2002            2001
                                      ------------    ------------
1-4 unit residential mortgage loans   $        710    $        735
Commercial real estate loans.......         61,814          70,702
                                      ------------    ------------
                                            62,524          71,437
Net premiums/discounts on loans....             48              61
Allowance for loan losses..........           (253)           (253)
                                      ------------    ------------
     Total mortgage loans, net.....   $     62,319    $     71,245
                                      ============    ============

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

INFORMATION RELATING TO THE IMPACT OF FBOP'S ACQUISITION OF THE COMPANY

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

     By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders. The provision for income taxes was $1,204,000 for the six months ended June 30, 2002, and $1,228,000 for the six months ended June 30, 2001. Distributions to stockholders are not deductible by us nor are we required to make them. If distributions to stockholders are made, all distributions, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

     Distributions to stockholders in excess of current and accumulated earnings and profits would represent a return of capital and generally would not be taxable. For the fiscal year ending December 31, 2002 we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

     FBOP COULD REDEEM THE SERIES A PREFERRED SHARES. The Acquisition described above constitutes a change in control which allows FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted. Following a change in control, the Series A Preferred Shares are redeemable prior to October 15, 2002, in whole but not in part, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation. On or after October 15, 2002, the Series A Preferred Shares may be redeemed, in whole or in part, at any time. We cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

OVERVIEW

     Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders. At June 30, 2002, we had total assets of $74.4 million, total liabilities of $2.6 million and total stockholders' equity of $71.8 million. As of June 30, 2002, $62.5 million or 84.1% of our assets were comprised of mortgage loans. At June 30, 2002, our loan portfolio contained 2 residential mortgage loans, representing approximately 1.1% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 69 commercial mortgage loans, representing approximately 98.9% of the unpaid principal balance of the mortgage loans contained in our portfolio. An aggregate of $0.7 million of our mortgage loans at this date were secured by single-family (one-to-four unit) residential properties with a weighted average yield of 6.82% and $61.8 million of our mortgage loans were secured by multi-family residential and non-residential properties with a weighted average yield of 8.46%. The overall yield on our portfolio as of June 30, 2002 and December 31, 2001 was 8.44% and 8.76%, respectively.

     Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through June 30, 2002 have been acquired from our parent (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans to purchase mortgage assets from unaffiliated third parties. From time to time we also may acquire mortgage-backed securities and a limited amount of non-mortgage related securities.

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

A summary of Selected Financial Data for the Company is as follows (dollars in thousands):

                                                               For the Six Months
                                                                 Ended June 30,
                                                          ---------------------------
                                                              2002            2001
                                                          ------------   ------------
STATEMENTS OF EARNINGS:
    Interest on mortgage loans........................    $      2,950   $      2,598
    Total revenues....................................           2,981          2,732
    Net earnings......................................           1,627          1,692

                                                           At June 30,   At December 31,
                                                              2002            2001
                                                           -----------   ---------------
STATEMENTS OF FINANCIAL CONDITION:
    Mortgage loans, net...............................     $    62,319   $        71,245
    Total assets......................................          74,425            75,332
    Total stockholders' equity........................          71,855            71,966
    Weighted average yield on mortgage loans..........            8.44%             8.76%

     RESIDENTIAL MORTGAGE LOANS. The following table presents certain information about each type of residential mortgage loan included in the Company's portfolio as of June 30, 2002 (dollars in thousands):

                    TYPE OF RESIDENTIAL MORTGAGE LOAN PRODUCT

                                                                                  Average
                                                                   Average       Remaining        Average
                                  Principal      Percentage        Initial         Term           Net Note
          Type                     Balance       Of Portfolio        LTV        (in months)         Rate
------------------------------------------------------------------------------------------------------------
Bi-weekly - fixed.............   $        662            93.2%           73.3            136            6.75%
30 year fixed rate............             48             6.8            89.8            313            7.75
                                 ------------    ------------    ------------   ------------    ------------
                                 $        710           100.0%           74.4            148            6.82%
                                 ============    ============    ============   ============    ============

     The residential mortgage loans included in our portfolio are both fixed rate loans. These fixed-rate residential mortgage loans in our portfolio bear interest at 6.75% and 7.75%, net of servicing fees. At June 30, 2002, the weighted average net interest rate of our residential mortgage loans was 6.82% per annum.

     COMMERCIAL MORTGAGE LOANS. The following table sets forth as of June 30, 2002 certain information regarding each type of commercial real estate loan included in the Company's portfolio (dollars in thousands):

                    TYPE OF COMMERCIAL MORTGAGE LOAN PRODUCT

                                                                                      Average
                                                                         Average     Remaining         Average
                                        Principal     Percentage of      Initial        Term          Net Note
                   Type                  Balance       Portfolio           LTV       (in months)        Rate
----------------------------------------------------------------------------------------------------------------
Non-residential fixed rate balloon    $     47,604            77.0%           59.0             75           8.44%
Non-residential fixed rate.........          1,819             2.9            71.0            103           9.09
Non-residential adjustable rate
balloon............................         10,800            17.5            57.0             83           8.36
Multi-family fixed rate balloon....            476              .8            26.0             55           8.25
Multi-family fixed rate............          1,115             1.8            73.0             64           9.54
                                      ------------    ------------    ------------   ------------   ------------
                                      $     61,814           100.0%           57.0             79           8.46
                                      ==========================================================================

     Of the commercial mortgage loans included in our portfolio, 41 or approximately 59% are not fully amortizing and will have significant principal balances (or "balloon payments") due upon maturity.

     All but two of the commercial mortgage loans included in our portfolio at June 30, 2002 bear interest at fixed rates. The interest rates of the fixed-rate non-residential mortgage loans range from 8.00% per annum to 10.75% per annum. The interest rates of the two adjustable rate commercial mortgage loans are 8.37% and 8.25% per annum. The weighted average net interest rate of the commercial mortgage loans in our portfolio at June 30, 2002 was approximately 8.46% per annum.

ASSET QUALITY

     There were no residential mortgage loans or commercial mortgage loans that were 30 or more days past due at June 30, 2002 or December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At June 30, 2002, the allowance for loan losses amounted to $253,000 or 0.4% of total loans. We have not incurred any loan losses since our inception. On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses. Based upon our analysis, we believe that the allowance for loan losses as of June 30, 2002 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

FINANCIAL CONDITION

     At June 30, 2002 and December 31, 2001, we had total assets of $74.4 million and $75.3 million, respectively. As of June 30, 2002, $62.5 million or 84.1% of our assets was comprised of mortgage loans, gross of the allowance for loan losses.

     During the six months ended June 30, 2002, we did not purchase any additional mortgage loans from the Bank or third parties. During the year ended December 31, 2001, we purchased additional mortgage loans with an aggregate principal balance of $69.6 million from the Bank. During the six months ended June 30, 2002 and the year ended December 31, 2001, we sold loans totaling $0 and $316,000, respectively, back to the Bank. During the same periods, we sold $0 and $60.0 million, respectively, of residential mortgage loans to an unaffiliated third party. As of June 30, 2002, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $61.8 million of multi-family and non-residential mortgage loans. The residential mortgage loans represent 1.1%, and the multi-family and non-residential mortgage loans comprise 98.9% of our total portfolio of mortgage loans. As of December 31, 2001, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $70.7 million of non-residential mortgage loans, or 1.0% and 99.0% of our total portfolio of mortgage loans, respectively. The weighted average yield of our portfolio as of June 30, 2002 and December 31, 2001 was 8.44% and 8.76%, respectively. At June 30, 2002, amounts due from affiliates totaled $0 compared to $741,000 at December 31, 2001. Accrued interest at June 30, 2002 amounted to $421,000 as compared to $400,000 at December 31, 2001. We maintained an allowance for loan losses of $253,000 at both June 30, 2002 and December 31, 2001.

     At June 30, 2002, our total liabilities amounted to $2.6 million, as compared to $3.4 million at December 31, 2001. This decrease was due to income tax payments. At June 30, 2002, stockholders' equity amounted to $71.8 million, after taking into consideration earnings of $1.6 million and aggregate dividend payments on the Series A Preferred Shares of $1.7 million during the first six months of 2002. There were no dividends paid on the common stock during the first six months of the year. At December 31, 2001, stockholders' equity amounted to $72.0 million.

RESULTS OF OPERATIONS

     For the six months ended June 30 2002, we reported net earnings of $1.6 million compared to $1.7 million for the six months ended June 30, 2001. Total revenues were $3.0 million for the six months ended June 30, 2002 compared to $2.7 million for the six months ended June 30, 2001. This increase was due to an increase in earning assets (loans).

     Advisory fee payments to the Bank totaled $0 and $100,000 during the six month periods ended June 30, 2002 and 2001, respectively. The Bank received $82,000 and $60,000 for servicing our non-residential and residential mortgage loans during the six months ended June 30, 2002 and 2001, respectively. TIMC, an unaffiliated third party that serviced a portion of our residential mortgage loans prior to July 2001, received $20,000 in servicing fees during the six months ended June 30, 2001.

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

     To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing, intercompany advances from the Bank, or retention of cash flow, or a combination of these methods. Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur. Notwithstanding the foregoing, we may not incur debt in excess of 20% of our total stockholder's equity without the approval of a majority of the Company's independent directors. Any such debt incurred, however, may include intercompany advances made by the Bank to us.

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

INTEREST RATE RISK

     Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event the borrower sells the real property subject to the mortgage and the loan is not repaid, among other things. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2001 there have been no significant changes in our interest rate risk. Over the last two quarters, overall interest rate risk has decreased due to shorter loan maturities.

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
              No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

     EXHIBIT INDEX

     Exhibit   Description
     -------   -----------

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 13, 2002                         /s/ Gregory A. Mitchell
                                                -----------------------
                                                Gregory A. Mitchell
                                                President and C.E.O.



Dated:  August 13, 2002                         /s/ Karen Schoenbaum
                                                --------------------
                                                Karen Schoenbaum
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, Gregory A. Mitchell, President and Chief Executive Officer of People's Preferred Capital Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and,
(2) the information contained in the periodic report fairly presents, in all material aspects, the financial condition of the Company.


Dated:  August 13, 2002                         /s/ Gregory A. Mitchell
                                                ------------------------
                                                Gregory A. Mitchell
                                                President and C.E.O.


I, Karen Schoenbaum, Executive Vice President and Chief Financial Officer of People's Preferred Capital Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and,
(2) the information contained in the periodic report fairly presents, in all material aspects, the financial condition of the Company.


Dated:  August 13, 2002                         /s/ Karen Schoenbaum
                                                ------------------------
                                                Karen Schoenbaum
                                                Chief Financial Officer