Form 10-Q
period 2002-09-30
PEOPLES PREFERRED CAPITAL CORP
filed 2002-11-14
CIK 1042024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number: 0-23131

People’s Preferred Capital Corporation

(Exact name of registrant as specified in its charter)

Maryland	95-4642529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES  ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding September 30, 2002
Common Stock, $0.01 par value	10,000
Series A Preferred Shares, $0.01 par value	1,426,000

PEOPLE’S PREFERRED CAPITAL CORPORATION

SEPTEMBER 30, 2002

REPORT ON FORM 10-Q

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$3,288	$2,946
Mortgage loans, net (Note 2)	72,080	71,245
Due from affiliate	115	741
Accrued interest receivable	479	400
Other assets	7	—
Total assets	$75,969	$75,332

LIABILITIES:
Accounts payable and accrued liabilities	1,818	935
Accrued taxes payable	2,288	2,431
Total liabilities	4,106	3,366

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued and outstanding 1,426,000 shares, liquidation value $35,650	14	14
Common stock, par value $.01 per share, 4,000,000 shares authorized: 10,000 shares issued and outstanding	—	—
Additional paid-in capital	72,075	72,075
Accumulated deficit	(226)	(123)
Total stockholders’ equity	71,863	71,966
Total liabilities and stockholders’ equity	$75,969	$75,332

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Interest on mortgage loans	$1,551	$1,282	$4,501	$3,880
Interest on cash equivalents	55	141	86	275
Total revenues	1,606	1,423	4,587	4,155

OTHER NON INTEREST INCOME:
Gain on Sale of Loans	—	—	—	457

EXPENSES:
Servicing fees	47	31	129	111
Advisory fees	10	—	10	100
Professional fees	14	27	55	88
Other	5	8	33	36
Total expenses	76	66	227	335
Net earnings before Provision for Income Taxes	1,530	1,357	4,360	4,277
Provision for Income Taxes	655	570	1,857	1,798
Net Earnings	$875	$787	$2,503	$2,479

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,503	$2,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in accrued interest receivable	(22)	(258)
Decrease in due from affiliate	626	26
Increase in other assets	(7)	(4)
Increase in accounts payable and accrued liabilities	740	1,803
Net cash provided by operating activities	3,840	4,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan sale proceeds	—	60,028
Sale of accrued interest	—	366
Gain on sale of loans	—	(457)
Purchase of loans, net of discount/premium	(21,949)	(66,899)
Purchase of accrued interest	(57)	(262)
Mortgage loan principal repayments	21,114	6,477
Net cash used in investing activities	(892)	(747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(2,606)	(1,738)
Common stock dividends paid	—	(700)
Net cash used in financing activities	(2,606)	(2,438)

Net increase in cash and cash equivalents	342	861
Cash and cash equivalents at beginning of period	2,946	304
Cash and cash equivalents at end of period	$3,288	$1,165

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

People’s Preferred Capital Corporation (the “Company”) was originally a real estate investment trust (“REIT”) that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments.  All of our common stock is owned by California National Bank (the “Bank”).  We expect that all of our mortgage assets will be acquired from the Bank.  To date, all of our mortgage assets have been acquired from our parent.

On April 30, 2001, PBOC Holdings, Inc. (“PBOC”), the sole stockholder and holding company of People’s Bank of California, merged with FBOP Corporation (“FBOP”), a closely held bank and savings institution holding company that owns banks in California, Illinois and Texas. FBOP merged People’s Bank of California into its wholly owned subsidiary, California National Bank, on November 13, 2001, and the subsidiaries of People’s Bank of California, including the Company, became subsidiaries of California National Bank.

We have Failed to Continue to Quality as REIT.  By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, retroactive to the beginning of 2001.  Because FBOP is a privately owned corporation, we no longer satisfy the “five or fewer test,” which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.  Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC’s public stockholders.

By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $1,857,000 for the nine months ended September 30, 2002.  Distributions to stockholders are not deductible by us nor are we required to make them.  If made, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

Distributions to stockholders in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal year ending December 31, 2002, we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

FBOP Could Redeem Series A Shares.  Under our Articles of Incorporation, the Acquisition of PBOC Holdings and its subsidiaries, including People’s Preferred Capital Corporation, constituted a change in control which permits FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted.  Following a change in control, the Series A Preferred Shares were redeemable prior to October 15, 2002, in whole but not in part, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation.  On or after October 15, 2002, the Series A Preferred Shares may be redeemed, in whole or in part, at any time, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared).   The shares were not redeemed on or before October 15, 2002, but we cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

Series B Preferred Shares.  In September 1997, we completed the sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (our “Series A Preferred Shares”) at an offering price of $25.00 per share.  Subsequently, our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission (“SEC”) for the issuance of Series B Preferred Shares which, to the extent issued, will have parity with respect to the Series A shares.  The Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements.  In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 2001 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  All terms used but not defined elsewhere in this report have meanings ascribed to them in the Annual Report on Form 10-K filed with the SEC on March 26, 2002.

NOTE 2 - MORTGAGE LOANS, NET

Mortgage loans, net, consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

1-4 unit residential mortgage loans	$648	$735
Commercial real estate loans	71,887	70,702
Premiums/discounts on loans	(202)	61
	72,333	71,498
Allowance for loan losses	(253)	(253)
Total mortgage loans, net	$72,080	$71,245

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q or future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with an approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Information Relating to the Impact of the Company’s Acquisition by FBOP

We have Failed to Continue to Qualify as a REIT.       By virtue of the Acquisition, we have determined that we have failed to qualify for taxation as a REIT, which is retroactive to the beginning of 2001.  Because FBOP is a privately owned corporation, we no longer satisfy the “five or fewer test,” which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.  Prior to consummation of the Acquisition, we were able to attribute ownership indirectly to PBOC’s public stockholders.

By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $1,857,000 for the nine months ended September 30, 2002, and $1,798,000 for the nine months ended September 30, 2001.  Distributions to stockholders are not deductible by us nor are we required to make them.  If distributions to stockholders are made, all distributions, to the extent of current and accumulated earnings and profits, are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

Distributions to stockholders in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal year ending December 31, 2002 we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

FBOP Could Redeem the Series A Preferred Shares.  The Acquisition described above constituted a change in control which allows FBOP to redeem the Series A Preferred Shares earlier than would otherwise be permitted.  Following a change in control, the Series A Preferred Shares are redeemable prior to October 15, 2002, in whole but not in part, at a redemption price per share equal to (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared) plus (iii) the Applicable Premium, as defined in our Articles of Incorporation.  On or after October 15, 2002, the Series A Preferred Shares may be redeemed, in whole or in part, at any time at a redemption price of (i) $25.00 or (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared).  The shares were not redeemed on or before October 15, 2002, but we cannot offer an opinion or assurance on what FBOP will do with respect to the Series A Preferred Shares in the future.

Overview

Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders.  At September 30, 2002, we had total assets of $76.0 million, total liabilities of $4.1 million and total stockholders’ equity of $71.9 million.  As of September 30, 2002, $72.3 million or 95.2% of our assets were comprised of mortgage loans, gross of the allowance for loan losses.  At September 30, 2002, our loan portfolio contained one residential mortgage loan, representing approximately 0.9% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 76 commercial mortgage loans, representing approximately 99.1% of the unpaid principal balance of the mortgage loans contained in our portfolio.  A total of $0.7 million of our mortgage loans at this date were secured by single-family (one-to-four unit) residential properties with a weighted average yield of 6.75% and $71.9 million of our mortgage loans were secured by multi-family residential and non-residential properties with a weighted average yield of 7.90%.  The overall yield on our portfolio as of September 30, 2002 and December 31, 2001 was 7.89% and 8.76%, respectively.

Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through September 30, 2002 have been acquired from our parent (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no present plans to purchase mortgage assets from unaffiliated third parties.  From time to time we also may acquire mortgage-backed securities and a limited amount of non-mortgage related securities.

Our board of directors is composed of eight members, five of whom are employees of California National Bank or FBOP Corporation and three of whom are independent directors. In addition, we currently have four officers, all of whom are officers of California National Bank.   We have no other employees and do not anticipate that we will require additional employees.

A summary of Selected Financial Data for the Company is as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2002	2001

STATEMENTS OF EARNINGS:
Interest on mortgage loans	$4,501	$3,880
Total revenues	4,587	4,155
Net earnings	2,503	2,479

	At September 30, 2002	At December 31, 2001
STATEMENTS OF FINANCIAL CONDITION:
Mortgage loans, net	$72,080	$71,245
Total assets	75,969	75,332
Total stockholders’ equity	71,863	71,966
Weighted average yield on mortgage loans	7.89%	8.76%

Residential Mortgage Loans.  The following table presents certain information about each type of residential mortgage loan included in the Company’s portfolio as of September 30, 2002 (dollars in thousands):

Type of Residential Mortgage Loan Product

Type	Principal Balance	Percentage Of Portfolio	Average Initial LTV	Average Remaining Term (in months)	Average Net Note Rate

Bi-weekly - fixed	$648	100.0%	73.3	133	6.75%
	$648	100.0%	73.3	133	6.75%

The residential mortgage loan in our portfolio is a fixed rate loan.  This residential mortgage loan bears interest at 6.75%, net of servicing fees.

Commercial Mortgage Loans.  The following table sets forth as of September 30, 2002 certain information regarding each type of commercial real estate loan included in the Company’s portfolio (dollars in thousands):

Type of Commercial Mortgage Loan Product

Type	Principal Balance	Percentage of Portfolio	Average Initial LTV	Average Remaining Term (in months)	Average Net Note Rate
Non-residential fixed rate	$21,178	29.5%	55.0	79	8.52%
Non-residential variable rate	950	1.3	75.0	64	8.25
Non-residential fixed rate balloon	26,087	36.2	62.0	74	8.44
Multi-family fixed rate	1,055	1.5	73.0	61	9.55
Multi-family variable rate	20,042	27.9	70.0	237	6.56
Multi-family fixed rate balloon	474.7		N/A	52	8.25
Multi-family variable rate balloon	2,101	2.9	N/A	54	6.75
	$71,887	100.0%	60.0	120	7.90%

Of the commercial mortgage loans included in our portfolio, 23 or approximately 30% of the total number of loans are not fully amortizing and will have significant principal balances (or “balloon payments”) due upon maturity.

All but eleven of the commercial mortgage loans included in our portfolio at September 30, 2002 bear interest at fixed rates.  The interest rates of the fixed-rate commercial mortgage loans range from 8.00% per annum to 10.75% per annum.  The interest rates of the adjustable rate commercial mortgage loans range between 5.75% and 8.25% per annum.  As shown above, the weighted average net interest rate of the commercial mortgage loans in our portfolio at September 30, 2002 was approximately 7.90% per annum.

Asset Quality

There were no residential mortgage loans or commercial mortgage loans that were 30 or more days past due at September 30, 2002 or December 31, 2001.

Allowance for Loan Losses

We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At September 30, 2002, the allowance for loan losses amounted to $253,000 or 0.35% of total loans.  We have not incurred any loan losses since our inception.  On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses.  Based upon our analysis, we believe that the allowance for loan losses as of September 30, 2002 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

Financial Condition

At September 30, 2002 and December 31, 2001, we had total assets of $76.0 million and $75.3 million, respectively.  As of September 30, 2002, $72.3 million or 95.2% of our assets was comprised of mortgage loans, gross of the allowance for loan losses.

During the nine months ended September 30, 2002, we purchased $21.9 million of mortgage loans from the Bank.  During the year ended December 31, 2001, we purchased additional mortgage loans with an aggregate principal balance of $69.6 million from the Bank.  During the nine months ended September 30, 2002 and the year ended December 31, 2001, we sold loans totaling $0 and $316,000, respectively, back to the Bank.  During the same periods, we sold $0 and $60.0 million, respectively, of residential mortgage loans to an unaffiliated third party.  As of September 30, 2002, there were $0.7 million of residential mortgage loans and $71.9 million of multi-family and non-residential mortgage loans in the Company’s portfolio.  The residential mortgage loans represent 0.9%, and the multi-family and non-residential mortgage loans comprise 99.1% of our portfolio of loans.  As of December 31, 2001, our portfolio of mortgage loans was comprised of $0.7 million of residential mortgage loans and $70.7 million of non-residential mortgage loans, or 1.0% and 99.0% of our total portfolio of loans, respectively.  The weighted average yield of our portfolio as of September 30, 2002 and December 31, 2001 was 7.90% and 8.76%, respectively.  At September 30, 2002, there was $115,000 due from affiliates compared to $741,000 at December 31, 2001. Accrued interest at September 30, 2002 amounted to $479,000 as compared to $400,000 at December 31, 2001.  We maintained an allowance for loan losses of $253,000 at both September 30, 2002 and December 31, 2001.

At September 30, 2002, our total liabilities amounted to $4.1 million, as compared to $3.4 million at December 31, 2001.  This increase was due to accrued dividends.  At September 30, 2002, stockholders’ equity amounted to $71.9 million, after taking into consideration earnings of $2.5 million and aggregate dividend payments on the Series A Preferred Shares of $2.6 million during the first nine months of 2002.  There were no dividends paid on the common stock during the first nine months of the year compared to $700,000 in common stock dividends paid in the first nine months of 2001.  At December 31, 2001, stockholders’ equity amounted to $72.0 million.

Results of Operations

Total revenues were $4.6 million for the nine months ended September 30, 2002 compared to $4.2 million for the nine months ended September 30, 2001.  This increase was due to an increase in earning assets (loans).  We reported net earnings of $2.5 million for both the nine month periods ending September 30, 2002 and September 30, 2001.

Advisory fee payments to the Bank totaled $10,000 and $100,000 during the nine month periods ended September 30, 2002 and 2001, respectively.  The Bank received $129,000 and $90,000 for servicing our non-residential and residential mortgage loans during the nine months ended September 30, 2002 and 2001, respectively.  TIMC, an unaffiliated third party that serviced a portion of our residential mortgage loans prior to July 2001, received $21,000 in servicing fees during the nine months ended September 30, 2001.

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

To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing, intercompany advances from the Bank, or retention of cash flow, or a combination of these methods.  Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we might incur.  Notwithstanding the foregoing, we may not incur debt in excess of 20% of our total stockholder’s equity without the approval of a majority of the Company’s independent directors.  Any such debt incurred, however, may include intercompany advances made by the Bank to us.

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

Interest Rate Risk

Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event the borrower sells the real property subject to the mortgage and the loan is not repaid, among other things.  The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2001 there have been no significant changes in our interest rate risk.  Over the last three quarters, overall interest rate risk has decreased due to shorter loan maturities.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk”.

ITEM 4.                             CONTROLS AND PROCEDURES

(a)  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(C) and 15d-14(C) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date for this quarterly report (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including any consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act.

(b)  Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PEOPLE’S PREFERRED CAPITAL CORPORATION

PART II OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
None

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K.
No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

Exhibit Index

Exhibit	Description

99	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2002	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and C.E.O.

Dated: November 5, 2002	/s/ Karen Schoenbaum
Karen Schoenbaum
Chief Financial Officer

CERTIFICATIONS

I, Gregory A. Mitchell, President and Chief Executive Officer of People’s Preferred Capital Corporation (the “Company”), certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of People’s Preferred Capital Corporation;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and;

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 5, 2002
Gregory A. Mitchell
President and C.E.O.

CERTIFICATIONS

I, Karen Schoenbaum, Executive Vice President and Chief Financial Officer of People’s Preferred Capital Corporation (the “Company”), certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of People’s Preferred Capital Corporation;

(2)                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within  those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and;

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 5, 2002
Karen Schoenbaum
Chief Financial Officer