Form 10-K
period 2002-12-31
PEOPLES PREFERRED CAPITAL CORP
filed 2003-03-28
CIK 1042024

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002	Commission File: 0-23131

People’s Preferred Capital Corporation

(Exact name of registrant as specified in its Charter)

Maryland	95-4642529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 S. Figueroa Street, Los Angeles, California, 90012
(Address of principal executive offices, including zip code)

(213) 443-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
9.75% Noncumulative Exchangeable Preferred Stock, Series A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

All 10,000 shares of Common Stock were held by California National Bank at December 31, 2002; therefore, no Common Stock is held by non-affiliates.

Documents incorporated by reference in this Form 10-K	Part of Form 10-K which incorporated
—

Refer to Exhibits Index on page 44

PEOPLE’S PREFERRED CAPITAL CORPORATION

PART I

ITEM 1:           BUSINESS

General

General. People’s Preferred Capital Corporation (the “Company”) was originally a real estate investment trust (“REIT”) formed in June 1997 to acquire, hold and manage mortgage assets and other authorized investments.  The Company is a wholly owned subsidiary of California National Bank (the “Bank”).  To date, all the Company’s mortgage assets have been acquired from the Bank, and we expect that any new mortgage assets will be acquired from the Bank.

On April 30, 2001, PBOC Holdings, Inc. (“PBOC”), the sole stockholder and holding company of People’s Bank of California, was acquired by FBOP Corporation (“FBOP”), a closely held bank and savings institution holding company that owns banks in California, Illinois, Texas and Arizona.  FBOP merged People’s Bank of California into its wholly-owned subsidiary, California National Bank, on November 13, 2001 and the subsidiaries of People’s Bank of California, including the Company, became subsidiaries of California National Bank.

Failure to Continue to Qualify as a REIT.  By virtue of the acquistion of PBOC by FBOP, we have failed to qualify for taxation as a REIT, retroactive to the beginning of 2001.  Because FBOP is a privately-owned corporation, we no longer satisfy the “five or fewer” test which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.  Prior to the consummation of the acquistion, we were able to attribute ownership indirectly to PBOC’s public stockholders.

By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $2,442,000 for the year ended December 31, 2002. Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

Distributions to stockholders are not required to be made nor are they deductible by the Company.  If made, all distributions to stockholders, to the extent of current and accumulated earnings and profits, are taxable as ordinary income but, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the “Code”), corporate distributees may be eligible for the dividends received deduction. Distributions to stockholders in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal years ended December 31, 2002 and December 31, 2001, the Company made distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year included a return of capital component.

Company Could Redeem the Series A Preferred Shares. On or after October 15, 2002, the Series A Preferred Shares may be redeemed at any time, in whole or in part, at a redemption price of per share equal to (i) $25.00 and (ii) an amount equal to all authorized, declared and unpaid dividends, if any, to the redemption date, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Series A Preferred Shares from the first day of the dividend period in which the redemption date occurs to the redemption date (assuming such dividends are authorized and declared).  The Company is evaluating the possibility of redeeming the Series A Preferred Shares.

The Company commenced its operations in October 1997 upon consummation of a public offering of 1,426,000 shares of its 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”), at an offering price of $25.00 per share. The Series A Preferred Shares are traded on the NASDAQ National Market under the symbol “PPCCP.” All shares of common stock are owned by the Bank.  Subsequently, our Board of Directors, including a majority of the independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission (“SEC”) for the issuance of Series B Preferred Shares, which to the extent issued, will be parity stock with respect to the Series A shares.  The Registration Statement was filed on August 9, 1999.  To date, the Company has not issued any Series B Preferred Shares and, due to market conditions, the Company has no immediate plans with respect to the issuance of such securities.

Description of the Business.  The Company’s principal business objective is to acquire, hold and manage Mortgage Assets and Other Authorized Investments (as defined herein) that will generate net earnings for distribution to stockholders.  At December 31, 2002, we had total assets of $75.6 million, total liabilities of $3.8 million and stockholders’ equity of $71.8 million.  As of that date, $63.0 million of our assets, or 83.4%, were comprised of mortgage loans, net of the allowance for loan losses.  The loan portfolio contained 1 residential mortgage loan, representing approximately 1% of the unpaid principal balance of our total portfolio, and 67 commercial mortgage loans, representing 99% of the unpaid principal balance of our total portfolio.

The Company’s Mortgage Assets may be acquired from the Bank or purchased from unaffiliated third parties as whole loans secured by first mortgages or deeds of trust (“Mortgage Loans”) on single-family (1-4 unit) residential real estate properties (“Residential Mortgage Loans”) or by multifamily residential and commercial nonresidential properties (collectively, “Commercial Mortgage Loans”).  Although the Company has the authority to acquire an unlimited number of Residential Mortgage Loans and Commercial Mortgage Loans from unaffiliated third parties such as other financial institutions and mortgage banks, all of the Company’s Mortgage Assets as of December 31, 2002 were acquired from the Bank. The Company has no present plans or expectations with respect to purchases from unaffiliated third parties.  During 2002, the Company acquired additional multifamily mortgage loans originated by the Bank with an aggregate principal balance of $21.9 million.  In 2001, the Company acquired mortgage loans with an aggregate principal balance of $69.6 million from the Bank.

Dividend Policy. Dividends are authorized and declared at the discretion of the Board of Directors after considering the Company’s funds available for distribution, financial requirements, tax considerations and other factors. The Company currently expects that its cash available for distribution will be approximately equal to the amount needed to pay dividends on the Series A Preferred Shares. Accordingly, the Company does not expect to pay dividends to the holder of its Common Stock unless and until net income is in excess of the amount needed to pay dividends on the Series A Preferred Shares.

The Company did not declare any dividends on the Common Stock in 2002, compared to $700,000 declared and paid in 2001.  When the Company declares a Common Stock dividend, there are limitations on the Company’s ability to pay such dividends.  First, no cash dividends or other distributions may be paid on the Common Stock unless and until (i) the Company has paid full dividends on the Series A Preferred Shares for the four most recent Dividend Periods and has declared a cash dividend on the Series A Preferred Shares at the annual dividend rate for the current Dividend Period, and (ii) the terms of all other Company stock ranking senior to the Common Stock have been complied with.  Second, the Maryland General Corporation law (“MGCL”) provides that dividends and other distributions may not be paid by a corporation if, after giving effect to the distribution (i) the corporation would not be able to pay its indebtedness as it becomes due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus the amount needed to satisfy the preferential rights on dissolution, if the corporation were to be dissolved at the time of distribution, of stockholders whose preferential rights on dissolution are superior to those receiving the distribution, unless the articles of incorporation of the corporation permit otherwise.  The Articles of Incorporation of the Company do not permit otherwise.  The Company has complied with the above requirements.

The Office of the Comptroller of the Currency (“OCC”) is the primary regulator of the Bank. Under the prompt corrective action regulations no financial institution may make a capital distribution unless it is at least “adequately capitalized” and the capital distribution would not cause it to be less than “adequately capitalized”.  Currently, an institution is considered “adequately capitalized” if it has a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage (or core capital) ratio of at least 4.0%.  At December 31, 2002, the Bank’s total risk-based capital ratio was 11.74%, the Tier 1 risk-based capital ratio was 10.70% and core capital (or leverage) ratio was 8.97%.  The Bank intends to maintain its capital ratios in excess of the “well-capitalized” levels under the prompt corrective action regulations.  However, there can be no assurance that the Bank will be able to maintain such capital levels.

If the Bank should (i) become “undercapitalized” under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), (ii) be placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion, anticipates the Bank becoming “undercapitalized” in the near term (an “Exchange Event”), the appropriate federal regulatory agency will direct in writing that each Series A Preferred Share be exchanged automatically (the “Automatic Exchange”) for one newly issued Series A preferred share of the Bank (“Bank Preferred Shares”).  In the event of the Automatic Exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank that would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that (i) the Bank Preferred Shares would not be redeemable upon the occurrence of a Tax Event and (ii) the Bank Preferred Shares would not be listed on a national stock exchange or national quotation system, and would rank on an equal basis in terms of cash dividend payments and liquidation preference with any other shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

If an Automatic Exchange were to occur, then the Bank would likely be prohibited from paying dividends on the Preferred Shares.  In all circumstances following an Automatic Exchange, the Bank’s ability to pay dividends would be subject to various restrictions under OCC regulations.  Under certain circumstances, including a determination that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, the OCC has the authority to issue an order that restricts the ability of the Company to make dividend payments to its stockholders.  In addition, in the event of a liquidation of the Bank, the claims of the Bank’s depositors and creditors would be entitled to priority of payment over the dividend and other claims of holders of equity interests, such as the Bank Preferred Shares, issued pursuant to an Automatic Exchange.

General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

Residential Mortgage Loans.  The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans.  Conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or Federal National Mortgage Association (“FNMA”). Under current regulations, the maximum principal balance allowed on conforming Residential Mortgage Loans ranges from $322,700 for one-unit residential loans to $620,550 for four-unit residential loans. Nonconforming Residential Mortgage Loans are Residential Mortgage Loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs.  The nonconforming Residential Mortgage Loans acquired by the Company to date are nonconforming because they have original principal balances which exceed the requirements for FHLMC or FNMA programs or because they vary in certain other respects from the requirements of such programs other than the requirements relating to the creditworthiness of the mortgagors.  The Company’s nonconforming Residential Mortgage Loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

Each Residential Mortgage Loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on single-family (1-4 unit) residential properties.  Residential real estate properties underlying Residential Mortgage Loans consist of individual dwelling units, individual condominium units, two-to-four family dwelling units, townhouses and planned unit developments.  All of the Residential Mortgage Loans acquired to date by the Company have been fixed rate Mortgage Loans.  However, the Company may from time to time acquire adjustable rate Residential Mortgage Loans.

Commercial Mortgage Loans.  The Company may from time to time acquire Commercial Mortgage Loans secured by multifamily properties of five units or more, industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels (“Commercial Properties”).  All of the Commercial Mortgage Loans in the Company’s portfolio are secured by real estate located in California.

  Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. Commercial Mortgage Loans also may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, generally are subject to relatively greater environmental risks than non-commercial properties, giving rise to increased costs of compliance with environmental laws and regulations.  There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Company acquires a Commercial Mortgage Loan secured by such commercial real estate property nor are Commercial Mortgage Loans required to have third party guarantees.

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

Mortgage-Backed Securities.  The Company may from time to time acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans (“Mortgage-Backed Securities”).  The Company intends to acquire only investment-grade Mortgage-Backed Securities or those issued or guaranteed by agencies of the federal government or government-sponsored agencies.  The Mortgage Loans underlying the Mortgage-Backed Securities would be secured by single-family residential, multi-family or commercial real estate properties located throughout the United States.  The Company does not intend to acquire any interest-only, principal-only or high-risk Mortgage-Backed Securities. The Company is not precluded from investing in Mortgage-Backed Securities in which the Bank is the sponsor or issuer.  At December 31, 2002, the Company did not hold any investments in Mortgage-Backed Securities.

Other Assets.  The Company may invest up to 20% of the total value of its assets in investments other than Residential Mortgage Loans, Commercial Mortgage Loans and Mortgage-Backed Securities, cash and cash equivalents, including receivables, and government securities. At December 31, 2002, the Company did not hold any such investments.

Management Policies

General.  In administering the Company’s Mortgage Assets and Other Authorized Investments, the Advisor (defined below) has a high degree of autonomy. The Board of Directors, however, has adopted certain policies to guide administration of the Company and the Advisor with respect to the acquisition and disposition of assets, use of capital and leverage, credit risk management and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company’s stockholders, including holders of the Series A Preferred Shares.

Underwriting Standards.  The Bank has represented to the Company that all of the Residential Mortgage Loans and Commercial Mortgage Loans acquired by the Company (including those that were originated by unaffiliated third parties) were originated in accordance with the underwriting policy customarily employed by the Bank during the periods in which the Residential Mortgage Loans and Commercial Mortgage Loans acquired by the Company were originated.

The underwriting standards applied at origination of the Residential Mortgage Loans included in the Company’s portfolio were intended to evaluate the borrower’s credit standing and repayment ability, and the value and adequacy of the underlying mortgaged property as collateral.  Generally, each prospective borrower was required to provide a loan application and other supporting documents describing assets and liabilities, the borrower’s income and expenses, as well as, to the extent required by applicable state law, an authorization to apply for a credit report which summarized the borrower’s credit history with merchants and lenders and any record of bankruptcy.

For any prospective borrower, an employment verification was obtained from the borrower’s employer which included the length of employment with the employer, the employee’s current salary, and whether it was expected that the borrower would continue such employment in the future or the borrower submitted such other evidence of employment (such as pay stubs) satisfactory to the Bank. For a self-employed prospective borrower, the borrower generally was required to submit copies of personal and business federal income tax returns for the previous two years. For certain prospective borrowers, the borrower authorized verification of all deposits at financial institutions at which the borrower had demand or savings accounts.  The underwriting officer considering the loan application then reviewed the credit report and employment and deposit verifications and made a determination as to whether the prospective borrower had sufficient monthly income available to meet (i) the borrower’s monthly obligations on the proposed Residential Mortgage Loan (determined on the basis of the monthly payments due in the year of origination) and other related expenses and (ii) other financial obligations and monthly living expenses.

In determining the adequacy of the property as collateral, an appraisal was made of each property considered for financing.  Each appraiser was selected in accordance with predetermined guidelines established for appraisers. The appraiser was required to inspect the property and verify that it was in good condition and that construction, if new, had been completed. The appraisal was based on the appraiser’s judgment of value giving appropriate weight to both the market value of comparable properties and the cost of replacing the property and other factors as appropriate. If the appraiser reported any exceptions to the verification, the Bank or its agent determined that the property had been substantially completed or other exception remedied to its satisfaction. The Bank’s underwriting standards also required a search of the public records relating to a mortgaged property for liens and judgments against such mortgaged property, as well as customary title insurance.

The loan underwriting procedures and guidelines utilized by the Bank in originating Commercial Mortgage Loans acquired by the Company were intended to assess the value of the related mortgaged property, the ability of such mortgaged property to be used by the borrower or its agents and the financial condition of the borrower, including its ability to service the Commercial Mortgage Loan.  The underwriting guidelines took into account such factors as suitability of the mortgaged property for its proposed use, the availability, rental rates and relative value of comparable properties in the relevant market area, the anticipated growth or decline in both the immediate and broader geographic areas in which the mortgaged property is located, the current or projected occupancy or leasing ratios, if relevant, the condition and age of the mortgaged property; the management ability of the borrower, including business experience and financial soundness and such other economic, demographic and other factors as, in the Bank’s judgment, might affect the value of the mortgaged property and the ability of the borrower to service the Commercial Mortgage Loan. Each proposal for a Commercial Mortgage Loan was presented to the appropriate lending personnel of the Bank, which analyzed the proposed transaction focusing on economic assumptions and the feasibility of the loan, identified and evaluated potential risks and made a recommendation to approve or disapprove the loan.

The proposed transaction was then presented to the credit committee of the Bank for approval.  After a loan proposal was approved, a loan commitment was issued by the Bank to the proposed borrower, subject to, among other things, an appraisal report and, if required or deemed appropriate, environmental engineering reports.  The Bank contracted with approved firms to prepare certain required reports.

Asset Acquisition and Disposition Policies.  The Company anticipates that from time to time it will purchase additional Mortgage Loans from the Bank on a basis consistent with secondary market standards, pursuant to its Mortgage Purchase Agreements with the Bank, from the proceeds received in connection with the repayment or disposition of Mortgage Loans or the issuance of additional shares of Preferred Stock.  The Company anticipates that additional Mortgage Loans purchased from the Bank will be purchased on terms that are substantially identical to those that could be obtained by the Company if such loans were purchased from third parties unaffiliated with the Company. The Company has no present plans or intentions to purchase Mortgage Loans from unaffiliated third parties. The Company currently anticipates that additional Mortgage Loans acquired by the Company will be of the types described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Portfolio,” although the Company may purchase additional types of Mortgage Loans and is not limited as to the amount that may be purchased.

In addition, the Company from time to time may acquire Mortgage-Backed Securities representing interests in or obligations backed by pools of Mortgage Loans secured by single-family residential, multi-family or commercial real estate properties located throughout the United States, as well as a limited amount of Other Authorized Investments. The Company currently anticipates that it will not acquire the right to service any Mortgage Loan it acquires in the future and that the Bank will act as servicer of any such Residential Mortgage Loans and Commercial Mortgage Loans.  The Company anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to those that would be contained in servicing arrangements entered into with third parties unaffiliated with the Company.  See “Servicing.”

The Company’s current policy is not to acquire any single Commercial Mortgage Loan that constitutes more than 15.0% of the total book value of the Mortgage Assets of the Company at the time of its acquisition.  In addition, the Company’s current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities), which (i) is delinquent in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months either classified, on nonaccrual status or renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest.  Mortgage Loans that are in “nonaccrual status” are generally loans that are past due 90 days or more in principal or interest, and “classified” Mortgage Loans are generally troubled loans that are deemed substandard, doubtful or loss with respect to collectibility.  See “Servicing” for a discussion of the treatment of Mortgage Loans which become nonperforming or real estate owned (“REO”).

Capital and Leverage Policies.  To the extent the Board of Directors determines that additional funding is required, the Company may raise funds through additional equity offerings, debt financing or retention of cash flow, taking into account taxes that would be imposed on undistributed taxable income, or a combination of these methods.

The Company had no debt outstanding at December 31, 2002, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur, except that the debt for borrowed money the Company incurs in excess of 20% of the Company’s total stockholders’ equity will require the approval of a majority of the independent directors.  Any such debt incurred may include intercompany advances made by the Bank to the Company.

The Company also may issue additional series of Preferred Stock.  However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without first obtaining the consent of holders of at least two-thirds of the outstanding shares of Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without first obtaining the approval of a majority of the Company’s independent directors. The Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the aggregate offering price of such additional Preferred Stock plus the Company’s expenses (including underwriting commissions or placement fees) in connection with the issuance of such additional shares of Preferred Stock.  Prior to the issuance of additional shares of Preferred Stock, the Company will take into consideration, among other things, the Bank’s regulatory capital requirements and an assessment of other available options for raising any necessary capital.

Credit Risk Management Policies.  The Company expects that each Mortgage Loan acquired in the future will represent a first lien position and will be originated by the Bank or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards applied by the Bank or third party for its own account, at the time of origination.  See “Underwriting Standards.”  The Company also expects that all Mortgage Loans held by the Company will be serviced pursuant to the Servicing Agreements described below, which require servicing in conformity with FNMA and FHLMC guidelines and procedures, in the case of Residential Mortgage Loans, and with any servicing guidelines promulgated by the Company with respect to Commercial Mortgage Loans.

Conflict of Interest Policies.  Because of the nature of the Company’s relationship with the Bank, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, the Company’s acquisition of Mortgage Loans from the Bank, disposition of Mortgage Loans to the Bank, foreclosure on defaulted Commercial Mortgage Loans and the modification of the Advisory Agreement or the Servicing Agreements. It is the Company’s policy that the terms of any financial dealings with the Bank will be consistent with those available from third parties in the mortgage lending industry. In addition, neither the Advisory Agreement nor the Servicing Agreements may be modified or terminated without the approval of a majority of the independent directors.

Conflicts of interest between the Company and the Bank may also arise in connection with making decisions regarding the credit arrangements that the Bank may have with a mortgagor under a Mortgage Loan. Conflicts also could arise in connection with actions taken by the Bank as a controlling person in the Company.  It is the intention of the Company and the Bank that any agreements and transactions between the Company and the Bank, including without limitation the Mortgage Purchase Agreements and Servicing Agreements, be fair to all parties and consistent with market terms for such transactions.  The requirement in the Articles of Incorporation that certain actions of the Company be approved by a majority of the independent directors also is intended to ensure fair dealings between the Company and the Bank.  There can be no assurance, however, that any such agreement or transaction will be on terms as favorable to the Company as could have been obtained from unaffiliated third parties.

There are no provisions in the Company’s Articles of Incorporation limiting any officer, director, security holder or affiliate of the Company from having any direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or from engaging in acquiring, holding and managing Mortgage Assets. As described herein, the Bank has direct interests in transactions with the Company (including without limitation the sale of Mortgage Assets to the Company); however, no officers or directors of the Company have or will have any interests in such Mortgage Assets.

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

The Company conducts its operations so as not to become regulated as an investment company under the Investment Company Act.  The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”).  Under current interpretations by the staff of the Securities and Exchange Commission (“SEC”), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets.  Therefore, the assets that the Company may acquire may be limited by the provisions of the Investment Company Act.  The Company has established a policy of limiting Other Authorized Investments to no more than 20% of the value of the Company’s total assets.

The Articles of Incorporation provide that the Company shall maintain its status as a reporting company under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) for so long as any of the Series A Preferred Shares are outstanding.

Advisory Agreement.  The Company entered into an advisory agreement with the Bank (the “Advisory Agreement”) pursuant to which the Bank administers the day-to-day operations of the Company. In its role as advisor under the terms of the Advisory Agreement, the Bank is hereinafter referred to as the “Advisor.” The Advisor is responsible for, among other things:  (i) monitoring the credit quality of Mortgage Assets and Other Authorized Investments held by the Company; (ii) advising the Company with respect to the acquisition, management, financing and disposition of the Company’s Mortgage Assets and Other Authorized Investments; and (iii) representing the Company in its day-to-day dealings with persons with whom the Company interacts.  The Advisor may subcontract all or a portion of its duties to one or more of its affiliates.  The Advisor may, with the approval of a majority of the Board of Directors, including a majority of the independent directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. In connection with the subcontracting of any of its obligations under the Advisory Agreement, the Advisor will not be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisor and its personnel have substantial experience in mortgage finance and in the administration of Mortgage Loans and Other Authorized Investments.

The Advisory Agreement had an initial term of five years, and is renewed automatically for additional five-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Company may terminate the Advisory Agreement at any time with 90 days notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either not to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the independent directors. Prior to September 2002, the Advisor was entitled to receive an annual advisory fee of $200,000.  However, the Advisor waived its advisory fees from June 30, 2001 to June 30, 2002 and agreed that it would not attempt at any later date to go back and recover any of the foregone fees.  As of September 2002, the annual advisory fee is $40,000, paid in quarterly installments.

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

The Residential Servicing Agreement requires the Servicing Agent to service the Company’s Residential Mortgage Loans in a manner generally consistent with servicing guidelines promulgated by the Bank and with FNMA and FHLMC guidelines and procedures and as otherwise set forth in the Residential Servicing Agreement. The Servicing Agent will collect and remit principal and interest payments, administer mortgage, custodial and escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the Residential Mortgage Loans it services. The Servicing Agent also will provide accounting and reporting services to the Company for such Residential Mortgage Loans.  Additionally the Servicing Agent will assume responsibility for payment of ground rents, taxes, assessments, mortgage insurance premiums, and other charges that are or may become liens upon the mortgaged property. The Servicing Agent is responsible for any late charges or tax penalties incurred due to its failure to pay such bills.  The Residential Servicing Agreement requires the Servicing Agent to follow collection procedures that are consistent with the Servicing Agent’s procedures for servicing mortgage loans comparable to the Residential Mortgage Loans and to exercise the degree of care required by FNMA and FHLMC.

The Servicing Agent may waive, modify or vary any term of any Residential Mortgage Loan or consent to the postponement of compliance with any such term or in any manner grant indulgence to any borrower if in the Servicing Agent’s reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Company, except that the Servicing Agent shall not permit any modification with respect to any Residential Mortgage Loan that would decrease the mortgage interest rate (other than by adjustments required by the terms of the mortgage note), defer or forgive the payment of any principal or interest payments, reduce the outstanding principal amount (except for actual payments of principal), make future advances or extend the final maturity date on any Residential Mortgage Loan without the Company’s prior written consent.  However, the Servicing Agent may permit forbearance or allow for suspension of monthly payments if the borrower is in default or the Servicing Agent determines in its reasonable discretion that default is imminent and that granting such forbearance or suspension is in the best interest of the Company. The Servicing Agent will use its best efforts, consistent with the procedures the Servicing Agent would use in servicing loans for its own account, to foreclose upon or otherwise convert the ownership of properties securing any Residential Mortgage Loans that come into and continue in default for which no satisfactory agreements can be made for the collection of delinquent payments.

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

The Company may terminate the Residential Servicing Agreement upon the occurrence of one or more events specified in the Agreement.  Such events generally relate to either (i) the Servicer’s proper and timely performance of its duties and obligations under the Residential Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding.  In addition, the Company may terminate the Residential Servicing Agreement with the Bank without cause upon payment of a termination fee equal to 1.5% of the aggregate outstanding principal balance of the loans then serviced under the Agreement.  As long as any Series A Preferred Shares remain outstanding, the Company may not terminate, or elect not to renew, the Residential Servicing Agreement without first obtaining the approval of a majority of the independent directors.

As is customary in the mortgage loan servicing industry, the Servicing Agent will be entitled to retain any late payment charges, penalties and assumption fees collected in connection with the Residential Mortgage Loans it services.  In addition, the Servicing Agent will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Residential Mortgage Loans it services.  The Residential Servicing Agreement requires the Servicing Agent to remit to the Company no later than the 18th day of each month (or the next business day if the 18th day is not a business day) all principal and interest collected from borrowers of Residential Mortgage Loans it services during the immediately preceding month.

When any mortgaged property underlying a Mortgage Loan is conveyed by a mortgagor, the Servicing Agent generally will enforce any “due-on-sale” clause contained in the Residential Mortgage Loan, to the extent permitted under applicable law and governmental regulations and subject to the Company’s prior approval.  The terms of a particular Residential Mortgage Loan or applicable law, however, may provide that the exercise of the “due-on-sale” clause is prohibited under certain circumstances.  Under such circumstances, the Servicing Agent will negotiate an assumption agreement with the person to whom the mortgaged property has been conveyed or is proposed to be conveyed, in which such person becomes liable under the mortgage note.  When an assumption is allowed, the Servicing

Agent will be authorized to negotiate a substitution of liability agreement with the person to whom the mortgage property has been conveyed or is proposed to be conveyed in which the original mortgagor is released from liability and such person is substituted as mortgagor and becomes liable under the applicable mortgage note. Upon any assumption of a Residential Mortgage Loan by a transferee, a fee equal to a specified percentage of the outstanding principal balance of the Residential Mortgage Loan is typically required. The Servicing Agent will be authorized to collect and retain such assumption fees as are permitted by the terms of the mortgage loan documents and applicable law as additional servicing compensation.

Commercial Mortgage Loan Servicing.  The Bank services the Commercial Mortgage Loans pursuant to the terms of a Commercial Servicing Agreement.  The Bank receives an annual servicing fee with respect to each Commercial Mortgage Loan serviced for the Company equal to the outstanding principal balance of such Commercial Mortgage Loans multiplied by a fee of 0.25% to 0.375%.

The Bank may, from time to time, subject to approval of a majority of the independent directors, subcontract all or a portion of its obligations under the Commercial Servicing Agreement.  To the extent it subcontracts any of its obligations under the Commercial Servicing Agreement, the Bank will not be discharged or relieved in any way from its obligations to the Company to perform thereunder.

The Commercial Servicing Agreement requires the Bank to service the Company’s Commercial Mortgage Loans in a manner generally consistent with procedures and practices customarily employed and exercised by the Bank and with any servicing guidelines promulgated by the Company.  The Bank collects and remits principal and interest payments, administers custodial and escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the Commercial Mortgage Loans it services.  The Bank also provides accounting and reporting services required by the Company for such Commercial Mortgage Loans.  Additionally, for all Commercial Mortgage Loans, the Bank assumes responsibility for payment of taxes and other charges that are or may become a lien upon the mortgaged property.  The Bank also is responsible for any late charges or tax penalties incurred due to its failure to pay such bills.  The Commercial Servicing Agreement requires the Bank to follow collection procedures that are consistent with the Bank’s procedures for the Commercial Mortgage Loans held for its own account, including contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults.  The Bank may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies.  The Bank will use its best efforts, consistent with the procedures that the Bank would use in servicing loans for its own account, to foreclose upon or otherwise comparably convert the ownership of properties securing the Commercial Mortgage Loans that come into and continue in default for which no satisfactory agreements can be made for collection of delinquent payments.

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

If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company will suffer a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the Bank’s selling expenses, are less than the outstanding principal balance of the related Commercial Mortgage Loan.  The Bank is responsible to the Company for any loss suffered as a result of its failure to make and pursue timely claims or as a result of actions taken or omissions made by it which cause the policies to be canceled by the insurer.

In connection with any foreclosure proceedings that the Bank may institute, the Bank may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure or otherwise acquire title to a mortgaged property underlying a Commercial Mortgage Loan by operation of law or other means in accordance with the terms of the Commercial Servicing Agreement.  The Bank is not permitted under the terms of the Commercial Servicing Agreement to acquire title to any commercial real estate property underlying a Commercial Mortgage Loan or take any action that would cause the Company to be an “owner” or an “operator” within the meaning of certain federal environmental laws, unless it has also previously determined, based on a report prepared by an independent person who regularly conducts environmental assessments, that (i) the mortgaged property is in compliance with applicable environmental laws or that it would be in the best interests of the Company to take such actions as are necessary to cause the mortgaged property to comply therewith and (ii) there are no circumstances or conditions present at the mortgaged property relating to the use, management or disposal of any hazardous substances, hazardous materials, hazardous wastes or petroleum-based materials for which investigation, testing, monitoring, containment, clean-up or remediation could be required under any federal, state or local law or regulation, or, if any such materials are present for which such action could be required, that it would be in the best interest of the Company to take such actions with respect to the mortgaged property.

The Company may terminate the Commercial Servicing Agreement upon the occurrence of one or more events specified in the Agreement.  Such events relate generally to (i) the Bank’s proper and timely performance of its duties and obligations under the Commercial Servicing Agreement or (ii) the appointment of a conservator, receiver or liquidator in any insolvency, bankruptcy or similar proceeding.  In addition, the Company may also terminate the Commercial Servicing Agreement without cause but will be required to pay a termination fee, competitive with those generally payable in the industry, equal to 1.5% of the aggregate outstanding principal amount of the loans then serviced under the Commercial Servicing Agreement.  As long as any Series A Preferred Shares remain outstanding, the Company may not terminate or elect not to renew the Commercial Servicing Agreement without the approval of a majority of the independent directors.

The Bank will be entitled to retain any late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Commercial Mortgage Loans it services.  In addition, the Bank will receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Commercial Mortgage Loans it services.  The Commercial Servicing Agreement requires the Bank to remit to the Company no later than the 18th day of each month (or the next business day if such 18th day is not a business day) all principal and interest collected from borrowers of Commercial Mortgage Loans serviced by it during the immediately preceding month.

When any mortgage property underlying a Commercial Mortgage Loan is conveyed by a mortgagor, the Bank generally will enforce any “due-on-sale” clause contained in the Commercial Mortgage Loan note, including collection of any mortgage prepayment penalties, to the extent permitted under applicable law, governmental regulations and the loan documents.

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

Taxation of the Company

General.  A REIT generally is not subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to stockholders. Such treatment substantially eliminates the federal “double taxation” of earnings (at the corporate and the stockholder levels) that generally results from investment in a corporation.  As mentioned above, by virtue of the acquisition of PBOC by FBOP, we have failed to qualify for taxation as a REIT, retroactive to the beginning of 2001.  Because FBOP is a privately-owned corporation, we no longer satisfy the “five or fewer” test which requires that no more than 50% in value of our outstanding stock be owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.

By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $2,442,000 for the year ended December 31, 2002.  Distributions to stockholders are not required nor are they deductible by us.  If  made, distributions to stockholders to the extent of current and accumulated earnings and profits are taxable as ordinary income but, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the “Code”), corporate distributees may be eligible for the dividends received deduction.  Unless entitled to relief under specific statutory provision, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

Taxation of United States Stockholders

Distributions.  For periods in which the Company qualifies as a REIT, distributions to a United States Stockholder up to the amount of the Company’s current or accumulated earnings and profits (and not designated as capital gains dividends) will be taken into account as ordinary income and will not be eligible for the dividends-received deduction for corporations. Distributions that are designated by the Company as capital gain dividends will be treated as long-term capital gains for the taxable year (to the extent they do not exceed the Company’s actual net capital gain) without regard to the period for which the stockholder has held its stock. However, corporate stockholders may be required to treat up to 20% of certain capital gains dividends as ordinary income, pursuant to Section 291(d) of the Code. A distribution in excess of current or accumulated earnings and profits first would be treated as a tax-free return of capital, reducing the tax basis in the United States Stockholder’s Series A Preferred Shares, and a distribution in excess of the United States Stockholder’s tax basis in its Series A Preferred Shares will be a taxable gain realized from the sale of such shares.

The tax implications of the Company’s failure to qualify as a REIT retroactive to January 1, 2001 are discussed above under “Taxation of the Company—General”.  Dividends declared by the Company in October, November or December of any year payable to a stockholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the stockholder on December 31 of such year, provided that the dividend actually is paid by the Company during January of the following calendar year. Stockholders may not claim the benefit of any tax losses of the Company on their own income tax returns.

Losses incurred on the sale or exchange of Series A Preferred Shares held for less than six months will be deemed a long-term capital loss to the extent of any capital gain dividends received by the selling stockholder with respect to the shares.

Tax Treatment of Automatic Exchange.  Upon the occurrence of an “Exchange Event” (as described in “Item 1. Business-General-Dividend Policy”) the outstanding Series A Preferred Shares automatically will be exchanged on a one-for-one basis for Bank Preferred Shares.  The Automatic Exchange will be taxable and each holder of the Series A Preferred Shares will have a gain or loss measured by the difference between the basis of such holder in the Series A Preferred Shares and the fair market value of the Bank Preferred Shares received in the Automatic Exchange.  Provided that such holder’s Series A Preferred Shares were held as capital assets for more than 12 months prior to the Automatic Exchange, any gain or loss will be a long-term capital gain or loss.  Long-term capital losses are deductible, subject to certain limitations.  The holder’s basis in the Bank Preferred Shares will be the shares’ fair market value at the time of the Automatic Exchange.

Treatment of Tax-Exempt Stockholders.  Distributions from the Company to a tax-exempt employee pension trust or other domestic tax-exempt stockholder generally will not constitute “unrelated business taxable income” (“UBTI”) unless the stockholder has borrowed to acquire or carry its Series A Preferred Shares.

Taxation of Foreign Stockholders

The following is a discussion of certain anticipated U.S. federal income tax consequences of the ownership and disposition of the Company’s stock applicable to Non-U.S. Holders of such stock.  The discussion is based on current law and is for general information only.  The discussion addresses only certain and not all aspects of U.S. federal income taxation.

Ordinary Dividends.  The portion of dividends received by Non-United States Holders payable out of the Company’s earnings and profits (which are not attributable to capital gains of the Company and which are not effectively connected with a U.S. trade or business of the Non-United States Holder) will be subject to U.S. withholding tax at the rate of 30%, unless reduced by treaty. In general, Non-United States Holders will not be considered engaged in a U.S. trade or business solely as a result of their ownership of stock of the Company.  In cases where the dividend income from a Non-United States Holder’s investment in stock of the Company is (or is treated as) effectively connected with the Non-United States Holder’s conduct of a U.S. trade or business, the Non-United States Holder generally will be subject to U.S. tax at graduated rates, in the same manner as a United States Stockholder with respect to such dividends.  In addition, if the Non-United States Holder is a foreign corporation, it may also be subject to the 30% branch profits tax.

Non-Dividend Distributions.  Distributions by the Company that are not dividends out of the accumulated earnings and profits of the Company will not be subject to U.S. income or withholding tax.  The Company can estimate whether a dividend is paid out of earnings and profits and is not required to withhold on dividends in excess of earnings and profits.

Capital Gain Dividends.  Under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), a distribution made by the Company to a Non-United States Holder, to the extent attributable to gains from dispositions of United States Real Property Interests (“USRPIs”) will be considered effectively connected with a U.S. trade or business of the Non-United States Holder and subject to U.S.

income tax at the rate applicable to U.S. individuals or corporations, without regard to whether such distribution is designated as a capital gain dividend.  Shares of a corporation are treated as USRPIs only if the fair market value of the USRPIs owned by the corporation equals or exceeds 50% of the fair market value of its total assets.  If at no time during the five years preceding the sale or exchange of shares in the Company, the Series A Preferred Shares constituted a USRPI, gain or loss on the sale or exchange will not be treated as effectively connected with a U.S. trade or business by reason of FIRPTA.  Although ownership of real property in the U.S. is always a USRPI, a loan secured by a mortgage on U.S. real property does not constitute a USRPI unless the amounts payable by the borrower are contingent on the income or receipts of the borrower or the property or otherwise based on the property.  The Company believes that it is unlikely that its shares will be USRPIs or that it will derive significant gain from USRPIs, although the final determination will depend on the facts as they ultimately develop.  If the shares do constitute USRPIs, the Company will be required to withhold tax equal to 30% of the amount of dividends to the extent such dividends constitute USRPI capital gains. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder that is not entitled to a treaty exemption.

Disposition of Stock of the Company.  The Company does not qualify for taxation as a REIT retroactive to January 1, 2001.  Although the Company does not constitute a domestically controlled REIT, a Non-United States Holder’s sale of stock generally will still not be subject to tax under FIRPTA as a sale of a USRPI provided that (i) the stock is “regularly traded” (as defined by applicable Treasury regulations) on an established securities market (e.g., the Series A Preferred Stock is traded on the NASDAQ exchange) and (ii) the selling Non-United States Holder held 5% or less of the Company’s outstanding stock at all times during the specified testing period.

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

Capital gains not subject to FIRPTA will nonetheless be taxable in the United States to a Non-United States Holder in two cases:  (i) if the Non-United States Holder’s investment in the stock of the Company is effectively connected with a U.S. trade or business conducted by such Non-United States Holder, the Non-United States Holder will be subject to the same treatment as a United States Stockholder with respect to such gain, or (ii) if the Non-United States Holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and certain other conditions apply, the nonresident alien individual will be subject to tax on the capital gain.

Information Reporting Requirements and Backup Withholding Tax

The Company will report to its stockholders and the IRS the amount of dividends paid or deemed paid during each calendar year, and the amount of tax withheld, if any.

United States Stockholders.  Under certain circumstances, a United States Stockholder of Series A Preferred Shares may be subject to backup withholding at a rate of 30% on payments made with respect to, or cash proceeds of a sale or exchange of, Series A Preferred Shares.  Backup withholding will apply only if the holder (i) fails to furnish the person required to withhold with its Taxpayer Identification Number (“TIN”) which, for an individual, is his or her Social Security Number, (ii) furnishes an incorrect TIN, (iii) is notified by the IRS that it has failed to properly report payments of interest and dividends, or (iv) under certain circumstances, fails to certify under penalty of perjury, that it has furnished a correct TIN and has not been notified by the IRS that it is subject to backup withholding for failure to report interest and dividend payments. Backup withholding will not apply to payments made to certain exempt recipients, such as corporations and tax-exempt organizations.  A United States Stockholder should consult with a tax advisor regarding qualification for exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a United States Stockholder will be allowed as a credit against such United States Stockholder’s United States federal income tax liability and may entitle such United States Stockholder to a refund, provided that the required information is furnished to the IRS.

Foreign Stockholders.  Additional issues may arise pertaining to information reporting and back up withholding requirements.  Backup withholding for a Non-United States Holder is not an additional tax.  Rather the amount of any backup withholding with respect to a payment to a Non-United States Holder will be allowed as a credit against any United States federal income tax liability of such Non-United States Holder.  If withholding results in an overpayment of taxes, a refund may be obtained provided that the required information is furnished to the IRS.

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

ITEM 2:           PROPERTIES

The Company utilizes office space and conference room facilities located in Los Angeles at 221 S. Figueroa Street, Los Angeles, California 90012, the building in which the Bank’s principal executive offices are located. The cost related to this office space is included in the fees paid to the Bank under the terms of the Advisory Agreement.

ITEM 3:           LEGAL PROCEEDINGS

The Company is not involved in any litigation at December 31, 2002.  From time to time, the Company may be involved in routine litigation arising in the ordinary course of business.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue up to 4,000,000 shares of common stock, $0.01 par value per share (“Common Stock”), and 4,000,000 shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”).  As of December 31, 2002 there were 10,000 shares of Common Stock outstanding, all of which are owned by the Bank.  Accordingly, there is no trading market for the Company’s Common Stock.  At December 31, 2002, there were 1,426,000 shares of Preferred Stock issued and outstanding known as the Series A Preferred Shares.  The Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain direct or indirect ownership of at least a majority of the outstanding Common Stock of the Company.

Dividends.  The holder(s) of Common Stock are entitled to receive dividends when, as and if authorized and declared by the Board of Directors out of assets legally available for this purpose, provided that if any shares of Preferred Stock are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of all series of Preferred Stock, have been paid and any other conditions established under the terms of such series of Preferred Stock have been satisfied.  Several limitations exist which may restrict the Company’s ability to pay dividends on the Common Stock.  See “Item 1. Business-General-Dividend Policy.”

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

Rights Upon Liquidation.  In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after the full preferential amounts to which the holders of all series of Preferred Stock are entitled have been paid or set aside, the holder(s) of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

ITEM 6:           SELECTED FINANCIAL DATA

Financial Data

As of December 31, 2002, 2001, 2000,1999 and 1998

For the Years Ended December 31, 2002, 2001, 2000,1999 and 1998

(Dollars in thousands)

	At or for the Year-ended 12/31/02	At or for the Year ended 12/31/01	At or for the Year ended 12/31/00	At or for the Year ended 12/31/99	At or for the Year ended 12/31/98
STATEMENT OF EARNINGS:

Interest income	$6,038	$5,724	$5,694	$5,621	$5,780

Other income	—	457	—	—	—

Operating expenses	293	411	504	483	530

Income tax expense	2,442	2,431	—	—	—

Net earnings	3,303	3,339	5,190	5,138	5,250

BALANCE SHEET:

Mortgage loans, net	$63,031	$71,245	$71,571	$70,446	$69,457

Total assets	75,585	75,332	72,847	72,393	72,405

Total liabilities	3,792	3,366	44	42	42

Total stockholders’ equity	71,793	71,966	72,803	72,351	72,363

OTHER DATA:

Dividends on preferred stock	3,476	3,476	3,476	3,476	3,476

Dividends on common stock	—	700	1,262	1,674	1,548

Number of preferred shares outstanding	1,426,000	1,426,000	1,426,000	1,426,000	1,426,000

Number of common shares outstanding(1)	10,000	10,000	10,000	10,000	10,000

(1)               Because the Company’s Common Stock is wholly owned by the Bank, earnings per share data is not presented.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Portfolio

Information with respect to the Residential and Commercial Mortgage Loans acquired by the Company since the commencement of its operations is presented as of December 31, 2002.  References to percentages of Mortgage Loans acquired by the Company refer to the percentage of the aggregate outstanding principal balance of the Mortgage Loans as of December 31, 2002 after giving effect to scheduled monthly payments received and applied on or before such date.

General.  As of December 31, 2002, the Company owned one Residential Mortgage Loan, representing approximately 1% of the unpaid principal balance of the Mortgage Loans in the Company’s portfolio, and 67 Commercial Mortgage Loans, representing approximately 99% of the unpaid principal balance of the Mortgage Loans in the Company’s portfolio.  On December 31, 2002, the Mortgage Loans included in the Company’s portfolio had an aggregate outstanding principal balance of $63.3 million.

The one Residential Mortgage Loan included in the Company’s portfolio was originated by the Bank in the ordinary course of its real estate lending activities in 1998 with an original term to maturity of 15 years.  Management believes that this Residential Mortgage Loan was originated in a manner consistent with the underwriting policies of the Bank at the time at which the loan was originated.

As of December 31, 2002, the actual and average outstanding principal balance of Residential Mortgage Loans was $636,526.  The weighted average number of months since origination for Residential Mortgage Loans (calculated as of December 31, 2002) was 50 months and the weighted average remaining maturity was 130 months.  The weighted average Loan-to-Value Ratio (defined below) of the Company’s Residential Mortgage Loans was 73.3%. “Loan-to-Value Ratio” means the ratio of the original principal amount of such Mortgage Loan to the lesser of (i) the appraised value of the underlying mortgaged property at origination or (ii) the purchase price of the mortgaged property, if the Mortgage Loan was made to finance the acquisition of property, expressed as a percentage.

Each Commercial Mortgage Loan included in the Company’s portfolio was originated or purchased by the Bank in the ordinary course of its commercial real estate lending activities.  All of the Commercial Mortgage Loans in the Company’s portfolio were originated or purchased between March 1974 and December 2000, and had original terms to stated maturity of 5 to 30 years.  As of December 31, 2002, the average outstanding principal balance of Commercial Mortgage Loans was $937,878.  The weighted average number of months since origination of the Company’s Commercial Mortgage Loans (calculated as of December 31, 2002) was approximately 74 months and the weighted average expected maturity was 115 months.  As of December 31, 2002, the current weighted average Loan-to-Value Ratio of the Company’s Commercial Mortgage Loans was 55.6%.  As of December 31, 2002, no Commercial Mortgage Loan held by the Company had a Loan-to-Value Ratio greater than 81.1%.

Residential Mortgage Loans.  The following table sets forth as of December 31, 2002 certain information with respect to the Residential Mortgage Loan included in the Company’s portfolio:

Type of Residential Mortgage Loans

Type	Aggregate Principal Balance (In Thousands)	Percentage of Residential Mortgage Loans by Aggregate Principal Balance	Weighted Average Initial Loan to Value (LTV)	Weighted Average Expected Remaining Maturity (in mo.)

Fixed Bi-weekly	637	100.0	73.3%	130
Total	$637	100.0%

The following table contains certain additional data about the interest rate (fixed) of the Residential Mortgage Loan included in the Company’s portfolio:

Interest Rates of Residential Mortgage Loans

Current Interest Rate	Number of Mortgage Loans	Aggregate Principal Balance (In Thousands)	Percentage of the Company’s Portfolio by Aggregate Principal Balance

6.000 - 6.999%	1	$637	100.0
Total	1	$637	100.0%

Commercial Mortgage Loans.  The Commercial Mortgage Loans included in the Company’s portfolio consist of loans secured by nonresidential commercial or multi-family properties located in California.  The borrowers of the Commercial Mortgage Loans in the Company’s portfolio are primarily customers of the Bank to which the Bank has extended such Commercial Mortgage Loans in the ordinary course of its commercial real estate lending activities.  The outstanding principal balances of the Commercial Mortgage Loans included in the Company’s portfolio ranged from $4,432 to $3.2 million as of December 31, 2002.

The following table sets forth as of December 31, 2002 certain information about the types of multi-family and nonresidential commercial mortgage loans included in the Company’s portfolio:

Type of Commercial Mortgage Loans

Type	Aggregate Principal Balance (In Thousands)	Percentage of Commercial Mortgage Loans by Aggregate Principal Balance	Weighted Average Initial LTV(1)	Weighted Average Current LTV(2)	Weighted Average Months Remaining to Maturity

Nonresidential-fixed rate	$133	0.2%	75.0%	44.3%	66
Nonresidential-fixed balloon	41,384	65.9	59.2	55.9	74
Nonresidential-variable balloon	942	1.5	75.0	66.3	61
Multi-family-fixed rate	914	1.5	72.8	27.1	57
Multi-family-fixed balloon	473	0.7	25.6	24.2	49
Multi-family-variable	14,746	23.5	68.5	58.6	240
Multi-family-variable balloon	4,246	6.7	58.9	50.1	120
Total	$62,838	100.0%	61.6	55.6	115

(1)                                Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at the time of loan origination or modification, if applicable, to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification.

(2)                                Represents the ratio of the outstanding principal amount of the Commercial Mortgage Loan at December 31, 2002 to the value of the property securing such Commercial Mortgage Loan at the time of loan origination or modification, if applicable.

Of the Commercial Mortgage Loans included in the Company’s portfolio, 37 or 55.2% are not fully amortizing and will have significant principal balances or “balloon” payments due upon maturity.  The majority of the Company’s Commercial Mortgage Loans bear interest at fixed rates.  The interest rates of the fixed rate Commercial Mortgage Loans included in the Company’s portfolio range from 8.00% per annum to 10.75% per annum. The weighted average interest rate of these loans is approximately 8.49% per annum.  The interest rates on the variable rate loans vary from 5.75% to 8.25%.  The weighted average interest rate of these loans is approximately 6.64% per annum.

The following table contains certain additional data as of December 31, 2002 with respect to the interest rates of the Commercial Mortgage Loans included in the Company’s portfolio:

Interest Rates of Commercial Mortgage Loans

Interest Rate	Number of Mortgage Loans	Aggregate Principal Balance (In Thous.)	Aggregate Principal Balance % of Portfolio

5.750 - 6.749%	5	$10,516	16.7%
6.750 - 7.749	4	8,477	13.5
7.750 - 8.749	29	38,366	61.0
8.750 - 9.749	24	5,126	8.2
9.750 - 10.449	3	240	0.4
10.500 - 10.999	2	113	0.2
Total	67	$62,838	100.0%

Asset Quality.  There were no residential or commercial mortgage loans with past due principal and interest payments at December 31, 2002 or December 31, 2001.  Delinquencies in prior years were immaterial.

Geographic Distribution.  As of December 31, 2002, the residential real estate property underlying the Company’s one Residential Mortgage Loan is located in California. Consequently, this Residential Mortgage Loan may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards in California (for example, earthquakes, wild fires and mud slides) that may affect the ability of residential property owners in California to make payments of principal and interest on the underlying mortgages. Standard hazard insurance that borrowers are required to maintain with respect to the Residential Mortgage Loans held by the Company may not protect the Company against losses occurring from earthquakes and other natural disasters.

As of December 31, 2002, all of the nonresidential and multi-family properties underlying the Company’s Commercial Mortgage Loans are located in California.  Of these Commercial Mortgage Loans, approximately 1.2% is secured by real estate located in Northern California and 98.8% is secured by real estate located in Southern California.  As a result, these Commercial Mortgage Loans may be subject to a greater risk of default than other comparable Commercial Mortgage Loans in the event of adverse economic, political or business developments in California that may affect the ability of businesses in these areas to make payments of principal and interest on the underlying mortgages.  In the event of a natural disaster, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected as it is the Company’s current intention to not maintain special hazard insurance to protect against such losses.

Loan-to-Value Ratios; Insurance.  The Residential Mortgage Loan in the Company’s portfolio as of December 31, 2002 had a Loan-to-Value Ratio of 73.3% at the time of origination.  The mortgagor of each Residential Mortgage Loan is required to maintain a standard hazard insurance policy in an amount equal to the maximum insurable value of the improvements securing the Residential Mortgage Loan or the principal balance of such Residential Mortgage Loan, whichever is less.  If the residential real estate property underlying a Residential Mortgage Loan is located in a flood zone, the Residential Mortgage Loan also may be covered by a flood insurance policy as required by law.  No mortgagor bankruptcy insurance will be maintained by the Company with respect to Residential Mortgage Loans, nor will any Residential Mortgage

Loan be insured by the Federal Housing Administration or guaranteed by the Veterans Administration.  The Company will not maintain any special hazard insurance policy with respect to any Residential Mortgage Loan that could mitigate damages caused by any natural disaster.

The mortgagor of each of the Commercial Mortgage Loans included in the Company’s portfolio is required to maintain a standard hazard insurance policy.  If the commercial real estate property securing a Commercial Mortgage Loan is located in a flood zone, the Commercial Mortgage Loan may be covered by a flood insurance policy as required by law.  However, as with the Residential Mortgage Loans in the Company’s portfolio, no special hazard insurance or mortgagor bankruptcy insurance will be maintained by the Company with respect to the Commercial Mortgage Loans in the Company’s portfolio.

Financial Condition

At December 31, 2002 and 2001, the Company had total assets of $75.6 million and $75.3 million, respectively.  As of such dates, $63.0 million or 83.4% and $71.2 million or 94.6% of the Company’s assets was comprised of its loan portfolio, net of discounts on loans and the allowance for loan losses.  The majority of the Company’s loans were acquired from the Bank in 2001 and 2002.  During the years 2002 and 2001, the Company purchased mortgage loans with an aggregate principal balance of $21.9 million and $69.6 million, respectively, from the Bank.  The weighted average interest rate of the total portfolio at December 31, 2002 and 2001 was 7.88% and 8.76%.  At December 31, 2002 and 2001, respectively, due from affiliates aggregated $0 and $741,000, accrued interest receivable amounted to $385,000 and $400,000 and the Company maintained a general valuation allowance of $253,000.  For more information, see Note 3 of the Notes to Financial Statements included in Item 8 below.

At December 31, 2002 and 2001, the Company’s total liabilities amounted to $3.8 million and $3.4 million, respectively. Total liabilities is comprised of $2.9 million and $2.4 million, respectively, of accrued federal and state taxes payable, and $0.9 million and $1.0 million, respectively, of accrued dividends and other liabilities.  Stockholders’ equity amounted to $71.8 million and $72.0 million, after taking into consideration earnings of $3.3 million in each year and aggregate dividend payments on the common stock and preferred stock of $3.5 million and $4.2 million during the years 2002 and 2001, respectively.

Results of Operations

The Company reported net earnings of $3.3 million for the year ended December 31, 2002 as compared to $3.3 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively.  The Company declared $3.5 million in dividends on the Company’s preferred stock in each of the years 2002, 2001 and 2000. The Company also declared $0, $0.7 million and $1.3 million in dividends on the Company’s common stock in 2002, 2001 and 2000, respectively.

Total revenues for the year ended December 31, 2002 were $6.0 million as compared to $6.2 million and $5.7 million for the periods ended December 31, 2001 and 2000, respectively, primarily attributable to interest earned on the Company’s portfolio of mortgage loans.  The Company earned $113,000, $275,000 and $99,000 of interest on deposit accounts in 2002, 2001 and 2000, respectively.   A gain on the sale of mortgage loans of $457,000 was recorded in 2001.

Total expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $293,000, $411,000 and $504,000, respectively.  Of this amount, $20,000, $100,000 and $200,000 was paid to the Bank in 2002, 2001, and 2000 as a management fee in accordance with the terms of the Advisory Agreement.  The Bank received $174,000, $134,000 and $123,000 in 2002, 2001 and 2000, respectively, for servicing the Company’s mortgage loans.  Temple Inland Mortgage Co., which serviced a portion of the

Company’s residential mortgage loans until June 2001, received $25,000 and $54,000 in 2001 and 2000, respectively.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. Management believes that the allowance for loan losses as of December 31, 2002, is sufficient to absorb any losses that currently exist in the portfolio. Management will continue to review the loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments and to capitalize on opportunities for the Company’s business expansion.  The Company’s principal liquidity needs are to maintain its current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay and to pay dividends on the Series A Preferred Shares.  The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by mortgagees.  The Company does not have and does not anticipate having any material capital expenditures.

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow or a combination of these methods.  The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur.  Notwithstanding the foregoing, the Company may not, without the approval of a majority of the independent directors, incur debt for borrowed money in excess of 20% of the Company’s total stockholders’ equity.  Any such debt incurred may include intercompany advances made by the Bank to the Company.

The Company also may issue additional series of Preferred Stock.  However, the Company may not issue additional shares of Preferred Stock that is or will be senior to the Series A Preferred Shares without obtaining the prior consent of holders of at least 66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the prior approval of a majority of the Company’s independent directors.

Interest Rate Risk

The Company’s interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid, among other things.  The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets as of December 31, 2002, based on the information and assumptions set forth in the notes following.

	Within Three Months	Three to Twelve Months	One Year To Three Years	Three Years To Five Years	Over Five Years	Total	Net Fair Value
Interest-earning assets(1) and (2):
Single-family loans:
Fixed	$42	$178	$273	$144	$—	$637	$652
Multi-family:
Fixed rate	79	338	497	—	—	914	952
Fixed rate balloon	30	125	183	135	—	473	492
Variable rate	14,746	—	—	—	—	14,746	15,284
Variable rate balloon	4,246	—	—	—	—	4,246	4,355
Nonresidential R.E.:
Fixed rate	7	34	67	24	1	133	140
Fixed rate balloon	1,423	6,464	11,885	8,163	13,259	41,194	43,393
Variable rate balloon	32	909	—	—	—	941	990
GVA	—	—	—	—	(253)	(253)	(253)
	$20,605	$8,048	$12,905	$8,466	$13,007	$63,031	$66,005

(1)           Fixed-rate loans are included in periods in which they are scheduled to be repaid, based on scheduled amortization.

(2)           Amounts disclosed represent outstanding principal balances as of December 31, 2002.

ITEM 7A:        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PEOPLE’S PREFERRED CAPITAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

Independent Auditors’ Report

The Board of Directors

People’s Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of People’s Preferred Capital Corporation as of December 31, 2002 and 2001, and the related statements of earnings, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of People’s Preferred Capital Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 28, 2003

Los Angeles, California

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

	December 31, 2002	December 31, 2001

ASSETS:
Cash and cash equivalents	$12,167	$2,946
Mortgage loans, net (Note 3)	63,031	71,245
Due from affiliate (Note 6)	—	741
Accrued interest receivable	385	400
Other assets	2	—
Total assets	$75,585	$75,332

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Accounts payable and accrued liabilities	$917	$935
Accrued taxes payable	2,875	2,431
Total liabilities	3,792	3,366

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued and outstanding 1,426,000 shares, liquidation value $35,650	14	14
Common stock, par value $.01 per share, 4,000,000 shares authorized: 10,000 shares issued and outstanding	—	—
Additional paid-in capital	72,075	72,075
Accumulated deficit	(296)	(123)
Total stockholders’ equity	71,793	71,966

Total liabilities and stockholders’ equity

$

75,585

$

75,332

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF EARNINGS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Revenues:
Interest on mortgage loans	$5,925	$5,449	$5,595
Interest on deposits	113	275	99
Gain on sale of loans	—	457	—
Total revenues	6,038	6,181	5,694

Expenses:
Loan servicing fees (Note 6)	174	159	177
Advisory fees (Note 7)	20	100	200
Professional fees	59	112	88
Other	40	40	39
Total expenses	293	411	504

Earnings before income taxes	5,745	5,770	5,190
Income taxes (Note 5)	2,442	2,431	—
Net earnings	$3,303	$3,339	$5,190

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	No. of Preferred Shares, Par value .01 per share	Series A Preferred Stock	No. of Common Shares, par value .01 per share	Common Stock	Additional Paid-in Capital	Retained Earnings (Accum. Deficit)	Total Stockholder’s Equity

Balance at December 31, 1999	1,426,000	$14	10,000	$—	$72,075	$262	$72,351

Net earnings	—	—	—	—	—	5,190	5,190
Preferred dividends	—	—	—	—	—	(3,476)	(3,476)
Common dividends	—	—	—	—	—	(1,262)	(1,262)

Balance at December 31, 2000	1,426,000	14	10,000	—	72,075	714	72,803

Net earnings	—	—	—	—	—	3,339	3,339
Preferred dividends	—	—	—	—	—	(3,476)	(3,476)
Common dividends	—	—	—	—	—	(700)	(700)

Balance at December 31, 2001	1,426,000	14	10,000	—	72,075	(123)	71,966

Net earnings	—	—	—	—	—	3,303	3,303
Preferred dividends	—	—	—	—	—	(3,476)	(3,476)

Balance at December 31, 2002	1,426,000	$14	10,000	$—	$72,075	$(296)	$71,793

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$3,303	$3,339	$5,190
Decrease/(increase) in accrued interest receivable	72	(38)	9
Decrease/(increase)in other assets	739	(131)	47
Increase in accounts payable and accrued liabilities	426	2,453	2
Net cash provided by operating activities	4,540	5,623	5,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans, net of discount/premium	(21,949)	(69,559)	(9,691)
Purchase of accrued interest receivable	(57)	(270)	(40)
Mortgage loan principal repayments	30,163	10,608	8,566
Sale of mortgage loans, net of discount	—	60,004	—
Gain on sale of mortgage loans	—	(457)	—
Net cash provided by (used in) investing activities	8,157	326	(1,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(3,476)	(2,607)	(3,476)
Common stock dividends paid	—	(700)	(1,262)
Net cash used in financing activities	(3,476)	(3,307)	(4,738)

Net increase (decrease) in cash and cash equivalents	9,221	2,642	(655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,946	304	959

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,167	$2,946	$304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$2,000	$0	$0

OTHER NON-CASH FINANCING ACTIVITIES
Dividends declared not paid	$869	$869	$0

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1-Organization and Basis of Presentation

People’s Preferred Capital Corporation (the “Company”) is a Maryland corporation incorporated on June 19, 1997 which was created for the purpose of acquiring, holding and managing mortgage loans secured by real estate assets. The Company’s outstanding common stock is wholly owned by California National Bank (the “Bank”), a national banking association.

The Company commenced its operations on October 3, 1997 with the consummation of an initial public offering of 1,426,000 shares of Series A Preferred Shares, $0.01 par value, which raised $33.3 million, net of underwriting and offering expenses of $2.4 million. The Series A Preferred Shares are traded on the NASDAQ National Market. Additional expenses incurred relative to the offering and the formation of the Company were borne by People’s Bank of California. Concurrent with the issuance of the Series A Preferred Shares, People’s Bank of California contributed additional capital to the Company of $38.8 million after reimbursement for offering expenses of $426,000.

On April 30, 2001, PBOC Holdings, Inc. (“PBOC”), the sole stockholder and holding company of People’s Bank of California, was acquired by FBOP Corporation (“FBOP”), a closely held bank and savings institution holding company that owns banks in California, Illinois, Texas and Arizona.  FBOP subsequently merged People’s Bank of California into its wholly owned subsidiary, California National Bank, as of November 13, 2001, and the subsidiaries of People’s Bank of California, including the Company, became subsidiaries of California National Bank.

If the appropriate federal regulatory agency so directs, each Series A Preferred Share will be exchanged automatically (the “Automatic Exchange”) for one newly issued preferred share of the Bank. The circumstances under which this might occur are: (i) the Bank becomes undercapitalized under the prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991, (ii) the Bank is placed into conservatorship or receivership, or (iii) the appropriate federal agency anticipates the bank becoming undercapitalized in the near future. In the event of the Automatic Exchange, the Bank preferred shares would constitute a new series of preferred shares of the Bank, and would have the same dividend rights, liquidation preference, redemption options and other attributes as the Series A Preferred Shares, except that the Bank preferred shares would not be listed on a national stock exchange or national quotation system, and would rank equally in terms of cash dividend payments and liquidation preference with any other shares of preferred stock of the Bank outstanding at the time of the Automatic Exchange.

The Series A Preferred Shares are redeemable on or after October 15, 2002 as discussed above. At any time at the option of the Company, the Series A Preferred Shares may be redeemed for cash, in whole, at the redemption price of  (i) $25.00, plus (ii) an amount equal to any authorized, declared and unpaid dividends, to the date fixed for redemption, without interest, and the additional dividends that would be payable for the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption.  Any redemption of Series A Preferred Shares is subject to compliance with applicable regulatory and other restrictions.

Distributions to stockholders in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal years ending December 31, 2002 and 2001, the Company made distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for these years include a return of capital component.

As the Company’s common stock is wholly owned by the Bank, earnings per share data is not presented.

Note 2-Summary of Significant Accounting Policies

(a)          Residential and Commercial Mortgage Loans:

Residential and commercial mortgage loans are carried at the principal amount outstanding, net of unamortized deferred loan fees and direct origination costs and purchase discounts and premiums. Deferred loan fees and direct origination costs and discounts or premiums on one-to-four-family residential mortgage loans are accreted or amortized to income using the interest method over the contractual term of the loans. Unaccreted or unamortized discounts or premiums on loans sold or paid in full are recognized in income at the time of sale or payoff. The Company purchases single-family residential loans from the Bank. It is the Company’s policy to place a loan on non-accrual status in the event that a borrower is 90 days or more delinquent. When a loan is placed on non-accrual status, the accrued and unpaid interest receivable is reversed. Amortization of premiums, discounts, and deferred fees, net of deferred direct origination costs, associated with loans that are on non-accrual status are discontinued. Income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

A loan is impaired when it is “probable” that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. Interest income on impaired loans is recognized on a cash basis if it is determined that collection of principal is probable. The Company collectively reviews its portfolio of residential mortgage loans for impairment. The Company reviews its commercial loans individually for impairment.

Residential and commercial mortgages consist of fixed rate and adjustable rate mortgages. The Company’s commercial loan portfolio includes fixed rate mortgages which do not fully amortize and have a balloon payment due.

(b)         Allowance for Loan Losses:

The allowance for loan losses is a general allowance which is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on such factors as the Bank’s and the Company’s past loan loss experience, delinquency trends, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions.  Although management believes its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in loss experience may require additional provisions in the future.

(c)          Cash and Cash Equivalents:

For the purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from banks, and all other highly liquid debt investments.

(d)         Income Taxes:

By virtue of PBOC’s merger with FBOP, we no longer qualify for taxation as a REIT retroactive to the beginning of 2001.  Because FBOP is a privately-owned corporation, we no longer satisfy the “five or fewer” test which requires that no more than 50% in value of our outstanding stock be directly or indirectly owned by five or fewer individuals at any time during the last half of each taxable year.  Prior to the consummation of the merger, we were able to attribute ownership indirectly to the Company’s public stockholders.

By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $2,442,000 and $2,431,000, respectively, for the years ended December 31, 2002 and 2001.  Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost and we are not permitted to requalify unless we distribute any earnings and profit attributable to the period during which we failed to qualify.  Distributions to stockholders are not deductible by us nor are we required to make them.  If distributions to stockholders are made, all distributions up to the total of current and accumulated earnings and profits are taxable as ordinary income but, subject to certain limitations of the Internal Revenue Code of 1986 as amended (the “Code”), corporate distributees may be eligible for the dividends received deduction.

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

Note 3-Mortgage Loans and Allowance for Loan Losses

At December 31, 2002 and 2001, net mortgage loans consisted of the following (dollars in thousands):

	December 31, 2002	December 31, 2001

1-4 family residential mortgage loans	$637	$735
Multi-family loans	20,380	4,153
Nonresidential loans	42,458	66,549
Total loans, gross	63,475	71,437
(Discount)/premium on loans	(189)	61
Allowance for loan losses	(253)	(253)
Total loans, net	$63,031	$71,245

There was no activity in the allowance for loan losses which had a balance of $253,000 at the beginning and end of each year.

There were no loans on non-accrual status at either December 31, 2002 or 2001.  The Company’s gross impaired loans were $0, $0 and $52,000 as of December 31, 2002, 2001 and 2000, respectively. The average impaired loans for the years then ended were $0, $0, and $13,000.  Interest income of $0, $0 and $2,000 related to these loans was recognized in 2002, 2001 and 2000, respectively.

As of December 31, 2002, all of the real estate properties underlying the mortgage loans included in the Company’s portfolio were located in California. The one residential mortgage loan in the Company’s portfolio as of December 31, 2002 was secured by real estate located in southern California. Of the multi-family and nonresidential loans included in the Company’s portfolio, approximately 1.2% were secured by real estate located in northern California and 98.8% were secured by real estate located in southern California.

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

Note 4-Dividends

Holders of Series A Preferred Shares are entitled to receive non-cumulative dividends, if, when and as authorized and declared by the Board of Directors of the Company out of funds legally available, at a rate of 9.75% per annum of the initial liquidation preference ($25.00 per share). Dividends on the Series A Preferred Shares, if authorized and declared, are payable quarterly in arrears on the last day of March, June, September and December.  Dividends for each of the years ended December 31, 2002, 2001 and 2000 to holders of the Series A Preferred Shares totaled approximately $3.5 million per year, or $2.44 per share.

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

Dividends on common stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were $0, $0.7 million and $1.3 million in common dividends paid for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 5-Income Taxes

Income taxes for the years ended December 31, 2002 and 2001 were as follows (dollars in thousands):

	2002	2001
Current:
Federal	$1,810	$1,804
State	632	627
Total Current	$2,442	$2,431

The differences between the effective tax rate and the statutory Federal income tax rate of 35% are summarized below.

Federal income taxes at statutory rate	$2,011	$2,019
Items affecting income tax:
State income taxes	411	408
Other items, net	20	4
Actual income taxes	$2,442	$2,431

Note 6-Related Party Transactions

The Company entered into servicing agreements with the Bank pursuant to which the Bank performs the servicing of the commercial and single-family residential mortgage loans held by the Company in accordance with normal industry practice. The servicing fee the Bank charges is 0.25% to 0.375% per year of the outstanding principal balances of the commercial and single-family residential mortgages.

Servicing fee expense paid to the Bank totaled $174,000 for the year ended December 31, 2002 compared to $134,000 and $123,000 for the periods ended December 31, 2001 and 2000, respectively. Until June 2001, a portion of the Company’s residential mortgage loans was serviced by Temple Inland Mortgage Corporation through a sub-servicing arrangement at the Bank. The servicing fee was 0.25% per year of the outstanding principal balances. Servicing fee expense paid to Temple Inland Mortgage Corporation for the year ended December 31, 2001 was $25,000 compared to $54,000 for the period ended December 31, 2000.

In its capacity as servicer, the Bank holds mortgage loan payments received on behalf of the Company in custodial accounts.  The balance of such accounts totaled $0, $741,000 and $610,000 at December 31, 2002, 2001 and 2000, respectively, and was recorded as Due From Affiliate. Such payments were passed through to the Company the following January as provided in the servicing agreement.

As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends.  There were no common dividends paid during the year ended December 31, 2002.

Note 7-Management/Advisory Fees

The Company has an advisory contract with the Bank.  The initial term was five years after which it is automatically renewed for additional five-year periods unless notice of nonrenewal is delivered to the Bank by the Company.  The advisory fee was waived by the Bank from June 2001 to June 2002.  In September 2002, the advisory fee was reinstated at the reduced amount of $40,000 per year, paid in quarterly installments. Total advisory fees of $20,000, $100,000 and $200,000 were paid to the Bank for the three years ended December 31, 2002, 2001 and 2000. As long as any Series A Preferred Shares remain outstanding, a decision by the Company to terminate the advisory contract must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors.

Note 8-Fair Value of Financial Instruments

The carrying amounts and fair value of the Company’s financial instruments consisted of the following at December 31, 2002 and 2001 (dollars in thousands):

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$12,167	$12,167	$2,946	$2,946
Mortgage loans, net	63,031	66,005	71,245	73,544

Due from affiliate	—	—	741	741

The following methods and assumptions were used to estimate the fair value of the each type of financial instrument:

Cash and cash equivalents-The carrying value approximates the fair value for cash and short-term investments.

Mortgage loans-For residential and commercial real estate loans, fair value is estimated by discounting projected future cash flows using the current interest rates at which mortgage loans with similar terms would be made to borrowers with similar credit and other characteristics and with similar remaining terms to maturity.

Due from affiliate-The carrying value approximates the fair value for due from affiliate.

ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:         DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Directors and Executive Officers. The Company’s Board of Directors is composed of eight members, three of whom are Independent Directors. The Company’s Articles of Incorporation require that as long as any shares of the Series A Preferred Stock are outstanding, the Company must have at least two “Independent Directors”.  An “Independent Director” is a director who is either (i) not a current officer or employee of the Company or (ii) not a current director, officer or employee of the Bank or any affiliate of the Bank. Each of the directors will serve until their successors are duly elected and qualified.  There is no current intention to alter the number of directors comprising the Board of Directors. Certain actions by the Company require the prior approval of a majority of Independent Directors. Pursuant to the Articles of Incorporation, the Independent Directors are required to consider the interests of the holders of both the Common Stock and the Preferred Stock, including the Series A Preferred Shares, in determining whether any proposed action requiring their approval is in the best interests of the Company. The Company currently has four officers, all of whom are Bank officers. The Company has no other employees and does not anticipate that it will require additional employees.

The persons who were directors and executive officers of the Company as of December 31, 2002 are as follows:

Name	Age(1)	Position and Offices Held

Michael Kelly	57	Chairman and Director
Robert Heskett	55	Director
Gregory Mitchell	45	Chief Executive Officer and Director
Michael Dunning	50	Director
Leona Gleason	53	Director
Gerald Rogers	70	Director
Joel Bernick	64	Director
John Case	72	Director

(1) As of December 31, 2002.

Set forth below is information with respect to the principal occupations during the last five years of the Company’s directors and officers.

Michael Kelly.  Mr. Kelly is FBOP Corporation’s Chairman of the Board and Chief Executive Officer.  Mr. Kelly joined FBOP Corporation in 1981. Prior to joining FBOP Corporation, Mr. Kelly was the Division head of Commercial Lending at Norwest Bank, Minneapolis.

Robert Heskett.  Mr. Heskett is FBOP Corporation’s President and is a Director of the Corporation.  Mr. Heskett joined the FBOP Corporation in 1994. Prior  to joining FBOP Corporation, Mr. Heskett was an Executive Vice President of River Forest Bancorp (now Corus Bancorporation) where he worked for eighteen years.

Gregory Mitchell.  Mr. Mitchell joined California National Bank and People’s Preferred Capital Corporation on June 15, 2001 as its President.  Prior to joining California National Bank, Mr. Mitchell was a Principal with Hovde Financial where he was responsible for the formation and management of its West Coast investment banking, financial advisory, and fund management practice.  Mr. Mitchell also has a significant regulatory background acquired through ten years of service with the Federal Home Loan Bank of San Francisco and the Office of Thrift Supervision, where Mr. Mitchell was an Accredited Thrift Regulator.

Michael Dunning.  Mr. Dunning is a Senior Vice President and the Chief Financial Officer of FBOP Corporation.  Mr. Dunning joined FBOP Corporation in 1988.  Prior to the joining the Corporation, Mr. Dunning was a Senior Vice President for First of America, Kalamazoo, Michigan where he worked for five years.

Leona Gleason.  Ms. Gleason is Senior Vice President – Retail Banking for FBOP Corporation.  Ms. Gleason joined the Corporation in 1996.  Prior to joining FBOP Corporation, Ms. Gleason was the Senior Vice President of River Forest Bancorp (now Corus Bancorporation) where she worked for nineteen years.

Gerald K. Rogers.  Mr. Rogers is a director of the Company since 2001 and a member of the Audit Committee.  Mr. Rogers also serves on the Board of Directors of Regency Savings Bank, a subsidiary of FBOP Corporation and is a member of the FBOP Corporation Audit Committee.  Prior to his retirement in 1991, Mr. Rogers was Chief Executive Officer of Regency Savings Bank for 21 years.

Joel S. Bernick.  Mr. Bernick has been a director of the Company since 2001 and is the Chairman of the Audit Committee.  Mr. Bernick also serves on the Board of Directors of First Bank of Oak Park, a subsidiary of FBOP Corporation and is the Chairman of the FBOP Corporation Audit Committee.  Prior to his retirement in 1999, Mr. Bernick was the president of CC Shops, Inc. a 28 store franchisee operation of “The Barbers,” Hairstyling for Men and Women, Inc.  Mr. Bernick sold CC Shops, Inc. in 1999 to Regis Corporation.  Mr. Bernick is also a Certified Public Accountant.

John J. Case.  Mr. Case, a director of the Company since 2001, is a member of the Audit Committee.  Mr. Case also serves on the Board of Directors of Regency Savings Bank, a subsidiary of FBOP Corporation.  Mr. Case is the President of Arginetics, Inc. and has served in that capacity since 1972.  Mr. Case has been the Chairman of PACE Suburban Bus Board of Directors since 1999.  Mr. Case has also served in various other capacities, including Chairman of the Dupage County Board of Directors.

Audit Committee

The Company has established an audit committee which will review the engagement and independence of the Company’s auditors. The audit committee will also review the adequacy of the Company’s internal accounting controls. The audit committee currently consists of Messrs. Rogers, Bernick and Case.

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

Limitations on Liability of Directors and Officers

The Company’s Articles of Incorporation eliminate, to the fullest extent permitted by the Maryland General Corporation Law (“MGCL”), the personal liability of a director to the Company or its stockholders for monetary damages for breach of the director’s fiduciary duty. The Articles of Incorporation empower the Company to indemnify, to the fullest extent permitted by the MGCL, any of the Company’s directors or officers. The Articles of Incorporation also allow the Company to purchase and maintain insurance to protect any director or officer against any liability asserted against him or her or incurred by him or her, arising out of his or her status as such.

The Company’s bylaws (the “Bylaws”) require indemnification of its directors and officers and specify that the right to indemnification is a contract right, setting forth certain procedural and evidentiary standards applicable to the enforcement of a claim under the Bylaws. The Bylaws also entitle any director or officer to be reimbursed for the expenses of defending any claim against him or her arising out of his or status as such. The Bylaws also provide that the Company may enter into contracts with any director or officer to further the indemnification provisions contained in the Bylaws and allow the Company to create a trust fund to ensure payment of amounts indemnified.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, there were 10,000 shares of Common Stock of the Company issued and outstanding, all of which were owned by the Bank. The following table set forth certain information concerning the ownership of the Company’s outstanding Common Stock as of that date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	California National Bank 221 South Figueroa Street Los Angeles, California 90012	10,000	100%

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a servicing agreement with the Bank pursuant to which the Bank performs the actual servicing of the commercial and single-family residential mortgage loans held by the Company in accordance with normal industry practice. The servicing fee ranges from 0.25% to 0.375% per year of the outstanding principal balances. Servicing fee expense paid to the Bank totaled $174,000 for 2002, $134,000 for 2001 and $123,000 for 2000. See Part 1, Item I - “Servicing.”

In its capacity as servicer, the Bank holds mortgage loan payments received on behalf of the Company in custodial accounts at the Bank. The balance of such accounts totaled $0, $741,000 and $610,000 at December 31, 2002, 2001 and 2000, respectively, and was included in Due from Affiliate. Such payments were passed through to the Company the following January as provided in the servicing agreement.  As the owner of 100% of the outstanding common stock of the Company, the Bank is the sole shareholder entitled to receive common dividends. There were no common dividends paid during the year ended December 31, 2002.

The Company has an advisory contract with the Bank.  The initial term was five years after which it is automatically renewed for additional five-year periods unless notice of nonrenewal is delivered to the

Bank by the Company.  The advisory fee was waived by the Bank from June 2001 through June 2002.  In September 2002, the advisory fee was reinstated in the reduced amount of $40,000 per year, paid in quarterly installments. Total advisory fees of $20,000 were paid to the Bank for 2002 compared to $100,000 in 2001.  See Part 1, Item I -“Management Policies-Advisory Agreement.”

ITEM 14:         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”).  Based on such evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including any consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8- K

No Current Reports on Form 8-K were filed during the year of 2002.

Exhibit Index

Exhibit	Description

3(a)(i)	Articles of Incorporation of the Company.*

3(a)(ii)	Amended and Restated Articles of Incorporation of the Company.**

3(b)	By-laws of the Company.*

4	Specimen of certificate representing Series A Preferred Shares.*

10(a)	Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(a)(1)	Amendment to Residential Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(b)	Commercial Mortgage Loan Purchase and Warranties Agreement between the Company and the Bank.**

10(c)	Residential Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(d)	Commercial Mortgage Loan Servicing Agreement between the Company and the Bank.**

10(e)	Advisory Agreement between the Company and the Bank.**

99	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                        Incorporated by reference from the Registration Statement on Form S-11 (File No. 333-31501) of People’s Preferred Capital Corporation, as filed with the Securities and Exchange Commission on July 10, 1997.

**                                 Incorporated by reference from the Annual Report on Form 10-K of People’s Preferred Capital Corporation, as filed with the Securities and Exchange Commission on March 30, 1998.

SIGNATURES

Pursuant to the requirements of the section of 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S PREFERRED CAPITAL CORPORATION

Date: March 21, 2003	By:/s/Gregory Mitchell
Gregory Mitchell
Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL KELLY	Chairman and Director	March 21, 2003

Michael Kelly

/s/ ROBERT HESKETT	Director	March 21, 2003

Robert Heskett

/s/ GREGORY MITCHELL	Chief Executive Officer and Director	March 21, 2003

Gregory Mitchell

/s/ MICHAEL DUNNING	Director	March 21, 2003

Michael Dunning

/s/ LEONA GLEASON	Director	March 21, 2003

Leona Gleason

/s/ GERALD ROGERS	Director	March 21, 2003

Gerald Rogers

/s/ JOEL BERNICK	Director	March 21, 2003

Joel Bernick

/s/ JOHN CASE	Director	March 21, 2003

John Case

CERTIFICATIONS

I, Gregory Mitchell, President and Chief Executive Officer of People’s Preferred Capital Corporation (the “Company”), certify that:

(1)	I have reviewed this report on form 10-K of People’s Preferred Capital Corporation;
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and,
	(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,
(6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003
Gregory A. Mitchell
President and C.E.O.

CERTIFICATIONS

I, Karen Schoenbaum, Chief Financial Officer of People’s Preferred Capital Corporation (the “Company”), certify that:

(1)	I have reviewed this report on form 10-K of People’s Preferred Capital Corporation;
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and,
	(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,
(6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003
Karen Schoenbaum
Chief Financial Officer