Form 10-Q
period 2003-03-31
PEOPLES PREFERRED CAPITAL CORP
filed 2003-05-14
CIK 1042024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file:
March 31, 2003	0-23131

People’s Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	95-4642529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding March 31, 2003
Common Stock, $0.01 par value	10,000
Series A Preferred Shares, $0.01 par value	1,426,000

PEOPLE’S PREFERRED CAPITAL CORPORATION

MARCH 31, 2003

REPORT ON FORM 10-Q

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$17,471	$12,167
Mortgage loans, net (Note 2)	55,749	63,031
Due from affiliate	—	—
Accrued interest receivable	324	385
Other assets	—	2
Total assets	$73,544	$75,585

LIABILITIES:
Accounts payable and accrued liabilities	$903	$917
Accrued taxes payable	990	2,875
Total liabilities	1,893	3,792

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, 4,000,000 shares authorized: Preferred stock series A, issued and outstanding 1,426,000 shares, liquidation value $35,650	14	14
Common stock, par value $.01 per share, 4,000,000 shares authorized: 10,000 shares issued/outstanding	—	—
Additional paid-in capital	72,075	72,075
Accumulated deficit	(438)	(296)
Total stockholders’ equity	71,651	71,793
Total liabilities and stockholders’ equity	$73,544	$75,585

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF EARNINGS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Interest on mortgage loans	$1,242	$1,521
Interest on cash equivalents	72	—
Total revenues	1,314	1,521

EXPENSES:
Servicing fees	37	40
Advisory fees	10	—
Professional fees	12	32
Other	(3)	11
Total expenses	56	83
Net earnings before Provision for Income Taxes	1,258	1,438
Provision for Income Taxes	531	611
Net Earnings	$727	$827

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$727	$827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Decrease (increase) in accrued interest receivable	61	(82)
Decrease in due from affiliate	—	177
Decrease (increase) in other assets	2	(18)
Decrease in accounts payable and accrued liabilities	(1,899)	(1,387)
Net cash used in operating activities	(1,109)	(483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mortgage loan principal repayments	7,282	2,804
Net cash provided by investing activities	7,282	2,804

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock dividends paid	(869)	(869)
Common stock dividends paid	—	—
Net cash used in financing activities	(869)	(869)

Net increase in cash and cash equivalents	5,304	1,452
Cash and cash equivalents at beginning of period	12,167	2,946
Cash and cash equivalents at end of period	$17,471	$4,398

See accompanying notes to financial statements.

PEOPLE’S PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

People’s Preferred Capital Corporation (the “Company”) was originally a real estate investment trust (“REIT”) that was formed in June 1997 in order to acquire, hold and manage mortgage assets and other authorized investments.  On April 30, 2001, FBOP Corporation acquired PBOC Holdings, the holding company for People’s Bank of California (the parent company of People’s Preferred Capital Corporation).  On November 13, 2001, FBOP merged People’s Bank of California into its wholly-owned subsidiary, California National Bank (the “Bank”).  At that time, the Company became a subsidiary of the Bank.  All of the Company’s common stock is owned by the Bank.

By virtue of the acquisition of PBOC Holdings by FBOP Corporation, we no longer qualify for taxation as a REIT, retroactive to the beginning of 2001.  By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $531,000 for the three months ended March 31, 2003.  Unless entitled to relief under specific statute, we are disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost, and we are not permitted to requalify unless we distribute any earnings and profits attributable to the period during which we failed to qualify.

We are not required to make distributions to stockholders nor are they deductible by us, if made.  If distributions to stockholders are made, the amount up to the extent of current and accumulated earnings and profits are taxable as ordinary income and, subject to certain limitations of the Internal Revenue Code of 1986 as amended, corporate distributees may be eligible for the dividends received deduction.  Distributions to stockholders in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal year ending December 31, 2003, we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

Series A Preferred Shares.  On April 3, 2003 the Company’s Board of Directors voted to redeem the Series A Preferred Shares.  A letter to the Series A shareholders was mailed on April 16, 2003 notifying them that the shares will be redeemed on May 16, 2003.  Any shares not presented for redemption as of May 16, 2003 will be cancelled and will thereafter represent only the right to receive the redemption consideration.

Series B Preferred Shares.  The sale of 1,426,000 shares of 9.75% Noncumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) was completed in September 1997 at an offering price of $25.00 per share.  Subsequently, our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the Securities and Exchange Commission (“SEC”) for the issuance of Series B Preferred Shares that, to the extent issued, would have parity with respect to the Series A shares.  The

Registration Statement was filed on August 9, 1999. To date, the Company has not issued any Series B Preferred Shares and the Company has no plans to issue such securities.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10, and therefore do not include all disclosures necessary for complete financial statements.  In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  All terms used but not defined elsewhere in this report have meanings ascribed to them in the Annual Report on Form 10-K filed with the SEC on March 28, 2003.

NOTE 2 - MORTGAGE LOANS, NET

Mortgage loans, net, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

1-4 unit residential mortgage loans	$622	$637
Commercial real estate loans	55,549	62,838
Premiums/discounts on loans	(169)	(191)
	56,002	63,284
Allowance for loan losses	(253)	(253)
Total mortgage loans, net	$55,749	$63,031

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

Redemption of the Series A Preferred Shares

On or after October 15, 2002, the Series A Preferred Shares are redeemable, in whole or in part, at any time at a redemption price of  $25.00 per share plus authorized, declared and unpaid dividends, if any, to the redemption date, without interest.  The Board of Directors voted on April 3, 2003 to redeem the Series A Preferred Shares.  A letter to this effect was mailed to the Series A Preferred shareholders on April 16, 2003 setting a redemption date of May 16, 2003.  The Company will sell loans back to the Bank to raise the cash to redeem the Series A Preferred Shares.  Shares that are not presented for redemption on or before May 16, 2003 will be cancelled and will thereafter represent only the right to receive the redemption consideration.

Information Relating to the Impact of the Company’s Acquisition by FBOP

Failure to Continue to Qualify as a REIT.   As a result of the acquisition of PBOC Holdings, the holding company of People’s Bank of California, by FBOP Corporation the Company no longer qualifies for taxation as a REIT, retroactive to the beginning of 2001.  By failing to qualify for taxation as a REIT, we are subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which reduces income that would otherwise be available to our stockholders.  The provision for income taxes was $531,000 for the three months ended March 31, 2003, and $611,000 for the three months ended March 31, 2002.

We are not required to make distributions of the Company’s earnings to stockholders nor are they deductible by us if made.  If distributions are made, the amount up to current and accumulated earnings and profits are taxable as ordinary income, although corporate shareholders may be eligible for the dividends received deduction.  Distributions in excess of the Company’s current and accumulated earnings and profits would represent a return of capital and generally would not be taxable.  For the fiscal year ending December 31, 2003 we expect the Company to make distributions in excess of current and accumulated earnings and profits such that the distributions to stockholders for the year would include a return of capital component.

Overview

Our principal business objective is to acquire, hold and manage mortgage assets and other authorized investments that will generate net earnings for distribution to our stockholders.  At March 31, 2003, we had total assets of $73.5 million, total liabilities of $1.9 million and total stockholders’ equity of $71.6 million.  As of March 31, 2003, $56.0 million or 76.2% of our assets were comprised of mortgage loans, gross of the allowance for loan losses.  Our loan portfolio contained one residential mortgage loan, representing approximately 1.1% of the unpaid principal balance of the mortgage loans contained in our portfolio, and 62 commercial mortgage loans, representing approximately 98.9% of the unpaid principal balance of the mortgage loans contained in our portfolio.  The one single-family residential (1-4 units) loan in our portfolio has a balance of $0.6 million and a weighted average yield of 6.75%.  A total of $55.4 million of our mortgage loans were secured by multi-family residential and non-residential properties with a weighted average yield of 7.90%.  The overall yield on our portfolio as of March 31, 2003 and December 31, 2002 was 7.89% and 7.88%, respectively.

Although we have the authority to acquire an unlimited number of mortgage assets from unaffiliated third parties, all of our mortgage assets acquired through March 31, 2003 have been acquired from our parent (although a portion of our mortgage assets were acquired by the Bank from unaffiliated third parties). We have no plans to purchase mortgage assets from unaffiliated third parties.  We are also permitted to acquire mortgage-backed securities and a limited amount of non-mortgage related securities.

Our board of directors is composed of eight members, five of whom are employees of California National Bank or FBOP Corporation and three of whom are independent directors. In addition, we currently have four officers, all of whom are officers of California National Bank.   We have no other employees and do not anticipate that we will require additional employees.

A summary of Selected Financial Data for the Company is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2003	2002

STATEMENTS OF EARNINGS:
Interest on mortgage loans	$1,242	$1,521
Total revenues	1,314	1,521
Net earnings	727	827

	At March 31, 2003	At December 31, 2002
STATEMENTS OF FINANCIAL CONDITION:
Mortgage loans, net	$55,749	$63,031
Total assets	73,544	75,585
Total stockholders’ equity	71,651	71,793
Weighted average yield on mortgage loans	7.89%	7.88%

Residential Mortgage Loans.  The following table presents certain information about each type of residential mortgage loan included in the Company’s portfolio as of March 31, 2003 (dollars in thousands):

Type of Residential Mortgage Loan Product

Type	Principal Balance	Percentage Of Portfolio	Average Initial LTV	Average Remaining Term (in months)	Average Net Note Rate

Bi-weekly - fixed	$622	100.0%	73.3%	126	6.75%
	$622	100.0%	73.3%	126	6.75%

The residential mortgage loan in our portfolio is a fixed rate loan which bears interest at 6.75%, net of servicing fees.

Commercial Mortgage Loans.  The following table sets forth as of March 31, 2003 certain information regarding each type of commercial real estate loan included in the Company’s portfolio (dollars in thousands):

Type of Commercial Mortgage Loan Product

Type	Principal Balance	Percentage of Portfolio	Average Initial LTV	Average Remaining Term (in months)	Average Net Note Rate
Non-residential fixed rate	$130	0.2%	75.0%	63	9.75%
Non-residential fixed rate balloon	36,877	66.4	58.4	72	8.43
Non-residential variable balloon	934	1.7	75.0	58	8.25
Multi-family fixed rate	869	1.6	72.7	54	9.54
Multi-family variable rate	12,093	21.8	70.5	236	6.68
Multi-family fixed rate balloon	471	0.8	25.6	46	8.25
Multi-family variable balloon	4,175	7.5	58.8	116	6.25
	$55,549	100.0%	61.3%	110	7.90%

Of the commercial mortgage loans included in our portfolio, 33 or approximately 53% of the total number of loans are not fully amortizing and will have significant principal balances (or “balloon payments”) due upon maturity.

All but 9 of the commercial mortgage loans included in our portfolio at March 31, 2003 bear interest at fixed rates.  The interest rates of the fixed-rate commercial mortgage loans range from 8.00% per annum to 10.75% per annum.  The interest rates of the adjustable rate commercial mortgage loans range between 5.75% and 8.25% per annum.  As shown above, the weighted average net interest rate of the commercial mortgage loans in our portfolio at March 31, 2003 was approximately 7.90% per annum.

Asset Quality

There were no residential mortgage loans or commercial mortgage loans that were 30 or more days past due at March 31, 2003 or December 31, 2002.

Allowance for Loan Losses

We maintain an allowance for loan losses to absorb potential loan losses from the entire loan portfolio. At March 31, 2003, the allowance for loan losses amounted to $253,000 or 0.45% of total loans.  We have not incurred any loan losses since our inception.  On an ongoing basis, we monitor the loan portfolio and evaluate the adequacy of the allowance for loan losses.  Based upon our analysis, we believe that the allowance for loan losses as of March 31, 2003 is sufficient to absorb any inherent losses that currently exist in the portfolio. We will continue to review the loan portfolioto determine the extent to which any changes in loss experience may require additional provisions in the future.

Financial Condition

At March 31, 2003 and December 31, 2002, we had total assets of $73.5 million and $75.6 million, respectively.  As of March 31, 2003, $56.0 million or 76.2% of our assets was comprised of mortgage loans, gross of the allowance for loan losses.

During the three months ended March 31, 2003, we did not purchase any loans from the Bank or unaffiliated third parties.  During the year ended December 31, 2002, we purchased additional mortgage loans with an aggregate principal balance of $21.9 million from the Bank.  During the three months ended March 31, 2003 and the year ended December 31, 2002, we did not sell any loans back to the Bank or to any unaffiliated third party.  As of March 31, 2003, there were $0.6 million of residential mortgage loans and $55.4 million of multi-family and non-residential mortgage loans in the Company’s portfolio, net of discounts and premiums.  The residential mortgage loans represent 1.1%, and the multi-family and non-residential mortgage loans comprise 98.9% of our portfolio of loans.  As of December 31, 2002, our portfolio of mortgage loans was comprised of $0.6 million of residential mortgage loans and $62.7 million of commercial mortgage loans, or 1.0% and 99.0% of our total portfolio of loans, respectively.  The weighted average yield of our portfolio as of March 31, 2003 and December 31, 2002 was 7.89% and 7.88%, respectively.  At March 31, 2003 and December 31, 2002, respectively, there were no amounts due from affiliates. Accrued interest at March 31, 2003 amounted to $324,000 as compared to $385,000 at December 31, 2002.  We maintained an allowance for loan losses of $253,000 at both March 31, 2003 and December 31, 2002.

At March 31, 2003, our total liabilities amounted to $1.9 million, as compared to $3.8 million at December 31, 2002.  This decrease was due to tax payments.  At March 31, 2003, stockholders’ equity amounted to $71.6 million, after taking into consideration earnings of $727,000 and aggregate dividend payments on the Series A Preferred Shares of $869,000 during the first three months of 2003.  There were no dividends paid on the common stock during the first three months of the year or in the year ended December 31, 2002.  At December 31, 2002, stockholders’ equity amounted to $71.8 million.

Results of Operations

Total revenues were $1.3 million for the three months ended March 31, 2003 compared to $1.5 million for the three months ended March 31, 2002.  This decrease was due to a shift from higher earning assets (loans) to lower earning assets (money market account) as a result of loan prepayments.  We reported net earnings of $727,000 and $827,000, respectively, for the three month periods ending March 31, 2003 and March 31, 2002.

Advisory fee payments to the Bank totaled $10,000 and $0 during the three month periods ended March 31, 2003 and 2002, respectively.  The Bank received $37,000 and $40,000 for servicing our commercial and residential mortgage loans during the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of our financial commitments and to capitalize on opportunities for business expansion.  Our principal liquidity need is to have sufficient cash from loan maturities and prepayments and the sale of loans back to the Bank to redeem the Series A Preferred Shares.  The Company has not had and does not anticipate having any material capital expenditures.

To the extent that our Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing, intercompany advances from the Bank, or retention of cash flow, or a combination of these methods.  Our organizational documents do not contain any limitation on the amount or percentage of debt, funded or otherwise, that we may incur.  Notwithstanding the foregoing, we may not incur debt in excess of 20% of our total stockholder’s equity without the approval of a majority of the Company’s independent directors.  Any such debt incurred, however, may include intercompany advances made by the Bank to us.

We also may issue additional series of preferred stock.  However, we may not issue additional shares of preferred stock that is, or will be, senior to the Series A Preferred Shares, without obtaining the prior consent of holders of at least 66 2/3% of the shares of preferred stock outstanding at that time.  We may not issue additional shares of preferred stock having parity with the Series A Preferred Shares without the prior approval of a majority of our independent directors. Our Board of Directors, including a majority of our independent directors, authorized the filing of a Registration Statement with the SEC for the issuance of Series B Preferred Shares, which, if issued, would be parity stock with respect to the Series A Preferred Shares.  The Registration Statement was filed on August 9, 1999.  The Company has no plans to complete the offering of Series B Preferred Shares.

Interest Rate Risk

Our interest rate risk is primarily related to loan prepayments and payoffs. The average maturity of loans is substantially less than their average contractual terms because of prepayments and due-on-sale clauses, which generally give us the right to declare a loan immediately due and payable in the event the borrower sells the real property subject to the mortgage and the loan is not repaid, among other things.  The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates). Since December 31, 2002 there have been no significant changes in our interest rate risk.

ITEM 3.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk”.

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
No reports on Form 8-K were filed during the quarter ended March 31, 2003. An 8-K was filed on April 4, 2003.

Exhibit Index

Exhibit	Description

99	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2003	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and C.E.O.

Dated: May 9, 2003	/s/ Karen Schoenbaum
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

Dated: May 9, 2003
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

Dated: May 9, 2003
Karen Schoenbaum
Chief Financial Officer